Form 10-Q
period 2008-09-30
Bedrock Energy, Inc.
filed 2008-11-12
CIK 1434702

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                -----------------

                                    FORM 10Q
                                -----------------

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from __________ to ___________

                                  Commission file number:  333-151398

                              BEDROCK ENERGY, INC.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Colorado                                           02-0511381
         --------                                           ----------

   (State of Incorporation)                          (IRS Employer ID Number)

            8950 Scenic Pine Drive, Suite 100, Parker, Colorado 80134
                 -----------------------------------------------
                    (Address of principal executive offices)

                                  303-794-4398
                           --------------------------
                         (Registrant's Telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] (Do not check if a smaller reporting company) Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X]

Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of October 31, 2008, there were 2,545,524 shares of the registrant's common stock issued and outstanding.




PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)                                            Page
                                                                                           ----

         Balance Sheets - September 30, 2008 and  December 31, 2007                        F-1

         Statements of Operations  -
                  Nine and Three  months ended  September  30, 2008 and 2007 and
                  From March 17, 1999 (Inception) to September 30, 2008 F-2

         Statements of Cash Flows -
                  Nine months ended September 30, 2008 and 2007 and
                  From March 17, 1999 (Inception) to September 30, 2008                    F-4

         Notes to the Financial Statements                                                 F-5

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                 1

Item 3.  Quantitative and Qualitative Disclosures About Market Risk -                       4
Not Applicable

Item 4. Controls and Procedures                                                             3

Item 4T.  Controls and Procedures                                                           3

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings -Not Applicable                                                  4

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                        4
                  -Not Applicable

Item 3.  Defaults Upon Senior Securities - Not Applicable                                   4

Item 4.  Submission of Matters to a Vote of Security Holders - Not Applicable               4

Item 5.  Other Information - Not Applicable                                                 4

Item 6.  Exhibits                                                                           4

SIGNATURES                                                                                  5


                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                              BEDROCK ENERGY, INC.
                      (A Company in the Development Stage)
                                 BALANCE SHEETS


                                                                            September 30,     December 31,
                                                                               2008              2007
                                                                          ---------------   ---------------
                                                                           (Unaudited)        (Audited)

ASSETS:

        CURRENT ASSETS:
               Cash                                                              $ 9,768          $ 18,771
               Prepaid expense                                                     1,575                 -
                                                                          ---------------   ---------------
        Total Current Assets                                                      11,343            18,771
                                                                          ---------------   ---------------
TOTAL ASSETS                                                                    $ 11,343          $ 18,771
                                                                          ===============   ===============

LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY

        CURRENT LIABILITIES:
               Accounts payable                                                  $ 2,368           $ 2,368
               Accrued fees                                                       30,000                 -
               Loan from affiliates                                                3,750             3,750
               Loan from shareholders                                              4,430             4,430
                                                                          ---------------   ---------------
        Total Current Liabilities                                                 40,548            10,548

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' (DEFICIT) EQUITY:
        Preferred shares, no par value, non voting: 10,000,000 shares
          authorized, no shares issued and outstanding                                 -                 -
        Common stock, $0.001 par value; 200,000,000 shares
          authorized, 2,545,524 and 2,235,524 shares issued and outstanding
          at September 30, 2008 and December 31, 2007, respectively                2,545             2,235
        Additional paid-in capital                                               380,730           350,040
        Deficit accumulated during the development stage                        (412,480)         (344,052)
                                                                          ---------------   ---------------
               Total Shareholders' (Deficit)  Equity                             (29,205)            8,223
                                                                          ---------------   ---------------
TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY                            $ 11,343          $ 18,771
                                                                          ===============   ===============

The accompanying notes are an integral part of these statements.






                              BEDROCK ENERGY, INC.
                      (A Company in the Development Stage)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                                            Period From Inception
                                          For The Three Months Ended      For the Nine Months Ended             March 17, 1999
                                                   September 30,                   September 30,                  Through
                                             2008                2007       2008                2007          September 30, 2008
                                     ---------------   --------------    -----------    ----------------    ------------------------
OPERATING EXPENSES:
         Salaries and related expenses    $ -          $ -                  $ -                 $ -                       $ 112,128
         Professional fees                  8,659        8,687               17,951               8,687                      83,181
         Rent                               -            -                    -                   -                           3,801
         Service fees                       4,025       25,000               39,425              52,000                     210,700
         Travel                             4,741        -                    7,851               2,500                      30,157
         General and administrative           399           49                3,201                  49                      32,654
                                     ---------------  ---------------   --------------    --------------    ------------------------
           Total operating expenses        17,824       33,736               68,428              63,236                     472,621
                                     ---------------  ---------------   --------------    --------------    ------------------------
         Operating loss                   (17,824)     (33,736)             (68,428)            (63,236)                   (472,621)

OTHER INCOME (EXPENSE):
         Other, net                         -           (2,368)               -                  (2,368)                     60,141
                                     ---------------  ---------------   --------------    --------------    ------------------------
NET LOSS
  BEFORE INCOME TAXES                     (17,824)     (36,104)             (68,428)            (65,604)                   (412,480)

  Provision for income taxes                    -        -                    -                   -                           -
                                    ----------------  ---------------   --------------    ---------------    -----------------------
NET LOSS                                $ (17,824)   $ (36,104)           $ (68,428)          $ (65,604)                 $ (412,480)
                                    ================  ===============   ==============    ===============    =======================

Basic and diluted
         loss per common share            $ (0.01)       (0.01)             $ (0.03)            $ (0.03)
                                    ================  ===============   ==============    ===============
Basic and diluted
   weighted average number
   of common shares outstanding         2,525,524    2,662,715            2,107,121           2,163,048
                                    ================ ================   ==============    ================

The accompanying notes are an integral part of these statements.


                                      F-2


                              BEDROCK ENERGY, INC.
                      (a Company in the Development Stage)
            STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)






                                                                                                                  Total
                                                             Common Shares        Additional                  Shareholders'
                                                               $.001 Par Value     Paid-in                       Equity
                                                       Shares         Amount       Capital       Deficit        (Deficit)
                                                  -----------------------------  ------------  ------------  ----------------
BALANCES, Inception, March 17, 1999                              -     $     -          $  -       $     -     $          -
   Issuance of shares for services and cash                950,706         950        43,825             -           44,775
   Net loss                                                      -           -             -        29,784)         (29,784)
                                                  -----------------------------  ------------  ------------  ----------------

BALANCES, December 31, 1999                                950,706         950        43,825       (29,784)           14,991
   Issuance of shares for debt, services and cash           39,818          40       140,960             -           141,000
   Net loss                                                      -           -             -      (215,994)         (215,994)
                                                  -----------------------------  ------------  ------------  ----------------

BALANCES, December 31, 2000                                990,524         990       184,785      (245,778)          (60,003)
   Net income                                                    -           -             -         9,233             9,233
                                                  -----------------------------  ------------  ------------  ----------------

BALANCES, December 31, 2001                                990,524         990       184,785      (236,545)          (50,770)
   Net income                                                    -           -             -        49,137            49,137
                                                  -----------------------------  ------------  ------------  ----------------

BALANCES, December 31, 2002                                990,524         990       184,785      (187,408)           (1,633)
   Net loss                                                      -           -             -          (890)             (890)
                                                  -----------------------------  ------------  ------------  ----------------

BALANCES, December 31, 2003                                990,524         990       184,785      (188,298)           (2,523)
   Net loss                                                      -           -             -        (5,657)           (5,657)
                                                  -----------------------------  ------------  ------------  ----------------

BALANCES, December 31, 2004                                990,524         990       184,785      (193,955)           (8,180)
   Net loss                                                      -           -             -       (36,000)          (36,000)
                                                  -----------------------------  ------------  ------------  ----------------

BALANCES, December 31, 2005                                990,524         990       184,785      (229,955)          (44,180)
   Net loss                                                      -           -             -       (36,000)          (36,000)
                                                  -----------------------------  ------------  ------------  ----------------

BALANCES, December 31, 2006                                990,524         990       184,785      (265,955)          (80,180)
   Issuance of shares for debt, services and cash        1,245,000       1,245       165,255             -           166,500
   Net loss                                                      -           -             -       (78,097)          (78,097)
                                                  -----------------------------  ------------  ------------  ----------------

BALANCES, December 31, 2007                              2,235,524       2,235       350,040      (344,052)            8,223
   Issuance of shares for services and cash                310,000         310        30,690             -            31,000
   Net loss                                                      -           -             -       (68,428)          (68,428)
                                                  -----------------------------  ------------  ------------  ----------------

BALANCES, September 30, 2008                             2,545,524     $ 2,545     $ 380,730     $(412,480)        $ (29,205)
                                                  =================  ==========  ============  ============  ================


The accompanying notes are an integral part of these statements.





                              BEDROCK ENERGY, INC.
                      (A Company in the Development Stage)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                                 Period From
                                                                                                                 Inception -
                                                                                                               March 17, 1999
                                                              For the Nine Months Ended                           Through
                                                       September 30, 2008       September 30, 2007            September 30, 2008
                                                    ---------------------    ---------------------    ------------------------------

CASH FLOW FROM OPERATING ACTIVITIES:
   Net loss                                                    $ (68,428)               $ (65,604)              $ (412,480)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
     Issuance of common shares for services                       11,000                   37,500                  123,275
     Issuance of debt for services                                     -                        -                   12,000
     Debt forgiveness                                                  -                        -                  (62,509)
     Increase in current assets                                   (1,575)                 (12,500)                  (1,575)
     Increase in accounts payable and accruals                    30,000                   23,043                  155,945
                                                    ---------------------    ---------------------    ---------------------
       Net cash used in operating activities                     (29,003)                 (17,561)                (185,344)
                                                    ---------------------    ---------------------    ---------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from related party payable                                 -                        -                   19,112
   Sale of common shares                                          20,000                   25,000                  176,000
                                                    ---------------------    ---------------------    ---------------------
     Net cash provided by financing activities                    20,000                   25,000                  195,112
                                                    ---------------------    ---------------------    ---------------------
NET (DECREASE) INCREASE IN CASH                                   (9,003)                   7,439                    9,768

CASH, BEGINNING OF PERIOD                                         18,771                        -                        -
                                                    ---------------------    ---------------------    ---------------------

CASH, END OF PERIOD                                              $ 9,768     $                  -               $    9,768
                                                    =====================    =====================    =====================


NONCASH ACTIVITIES:
   Issuance of common shares for debt                $                 -     $             84,000               $   84,000
                                                    =====================    =====================    =====================


The accompanying notes are an integral part of these statements.


                                      F-4

                              BEDROCK ENERGY, INC.
                      (A Company in the Development Stage)
                          NOTES TO FINANCIAL STATEMENTS
                 For the Nine Months September 30, 2008 and 2007


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
------------

The Company was incorporated in Colorado on August 11, 2004 with its name changed to Bedrock Energy, Inc. on October 18, 2007 from CellTouch, Inc. Enviromart.com, Inc. was incorporated in New Hampshire in March of 1999. On September 21, 2004 CellTouch, Inc. and Enviromart.com, Inc. (collectively the "Company") were merged under the laws of the State of Colorado and CellTouch, Inc. became the surviving entity. The Company has been in the development stage since its inception.

Activities through September 30, 2008 include the raising of equity capital and the formation of a previous business plan to sell environmental products over the Internet as well as the current business plan to merge with or acquire and develop assets from a company in the oil and gas industry.

Interim Presentation
--------------------

In the opinion of the management of the Company, the accompanying unaudited financial statements include all material adjustments, including all normal and recurring adjustments, considered necessary to present fairly the financial position and operating results of the Company for the periods presented. The financial statements and notes do not contain certain information included in the Company's financial statements for the year ended December 31, 2007. It is the Company's opinion that when the interim financial statements are read in conjunction with the December 31, 2007 Audited Financial Statements, the disclosures are adequate to make the information presented not misleading. Interim results are not necessarily indicative of results for a full year or any future period.

Statement of Cash Flows
-----------------------

For purposes of the statements of cash flows, cash includes deposits in commercial bank accounts.

Income Taxes
------------

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

Income Per Share
----------------

Income per share requires presentation of both basic and diluted income per common share. Common share equivalents are not included in the weighted average calculation since their effect would be anti-dilutive.

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and such differences may be material to the financial statements.

                              BEDROCK ENERGY, INC.
                      (A Company in the Development Stage)
                          NOTES TO FINANCIAL STATEMENTS
                  For the Nine Months Ended September 30, 2008


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments
-----------------------------------

The Company's financial instruments, including cash, other assets and payables approximate fair value due to the short-term nature of those instruments.


NOTE 2 - SHAREHOLDERS' (DEFICIT) EQUITY

Common Share
------------

The Company is authorized to issue 200,000,000 shares of $.001 voting common stock. Effective March 24, 2008, the Company, as a result of shareholder approval, implemented a one for two share reverse stock split and therefore as of September 30, 2008 there were a total of 2,545,524 shares of common stock issued and outstanding. Included in these above outstanding shares are 20,000 shares and 310,000 shares issued during the three months and nine months ended September 30, 2008 respectively (post reverse stock split) of which 90,000 of these shares were issued to officers and directors during the nine months ended September 30, 2008 for services rendered at a value of $9,000 (See Note 3) and 200,000 shares issued during the nine months ended September 30, 2008 as part of a private placement in the amount of $20,000 in cash.

On August 2, 2007, the Company authorized the sale in a private placement of 1,000,000 shares of common stock (pre-reverse stock split) at a price of $.05 per share under an exemption from registration provision of the Securities Act of 1933. The funds have been used to pay the costs associated with its administration and payment of professional fees to bring the Company to a fully reporting company within compliance of the Securities Act of 1933 and 1934 and during the three months ended September 30, 2008 the Company effectively became a fully reporting company. As of September 30, 2008, the Company has sold a total of 900,000 shares of common stock (pre reverse stock split) as part of this private placement for a total of $45,000 in cash.

Preferred Share
---------------

The Company is authorized to issue 10,000,000 shares of no par value preferred stock. As of September 30, 2008, the Company has no shares issued and outstanding.


NOTE 3 - RELATED PARTY TRANSACTIONS

As of September 30, 2008, the Company owes its officers a total $4,430 due from officer advances plus a total of $2,368 in accrued interest relative to previously issued promissory notes.

                              BEDROCK ENERGY, INC.
                      (A Company in the Development Stage)
                          NOTES TO FINANCIAL STATEMENTS
              For the Nine Months Ended September 30, 2008 and 2007

NOTE 3 - RELATED PARTY TRANSACTIONS (continued)

In addition, during the three months and nine months ended September 30, 2008, the Company authorized the issuance of zero shares and 30,000 shares of common stock respectively (post reverse stock split) to each of its three Board members for a total of 90,000 shares of common stock in exchange for services rendered during the year 2007 in the amount of $500 per Board member and during the year 2008 in the amount of $2,500 per Board member for a total value of $9,000. As of September 30, 2008, the Company has prepaid expense of $1,575 in consulting fees as a result of the issuance of these above shares of common stock.

NOTE 4 - INCOME TAXES

As of September 30, 2008, the Company had net operating loss carryforwards for income tax and financial reporting purposes of approximately $437,000 expiring in the years 2017 through 2027. The deferred tax assets that result from such operating loss carryforwards of approximately $124,000 as of September 30, 2008 have been fully reserved for in the accompanying financial statements. During the nine months ended September 30, 2008, the valuation allowance established against the net operating loss carryforwards increased by $13,000.

NOTE 5 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONTINGENCIES

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses from operations that raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are to raise capital through the issuance of common shares as well as seek a merger partner. The accompanying financial statement do not include any adjustments relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company discontinue operations.


NOTE 6 - AGREEMENT

On February 8, 2008, the Company executed a Farmout Agreement with Sun River Energy, Inc., effective as of November 10, 2007, for an oil and gas lease described as Lease No. 06-00256, State of Wyoming, Section 36, T41N, R81W ("the Property"). In accordance with the terms of the Farmout Agreement the Company shall pay for and drill one well on the Property on or before November 10, 2008 to earn its interest in the lease. As a result, the Company will earn an 80 percent Net Royalty Interest in the lease with Sun River Energy, Inc. retaining a two percent Overriding Royalty Interest. As of September 30, 2008, the Company has not paid any amounts towards this Agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf. We disclaim any obligation to update forward-looking statements.

PLAN OF OPERATIONS

We had no operations prior to and we had no revenues during the nine months ended September 30, 2008. We have minimal capital and minimal cash. We are illiquid and need cash infusions from investors or shareholders to provide capital, or loans from any sources.

We are an oil and gas exploration and development company focused on creating a portfolio of North American assets, located in the central and Western United States that exhibit consistent, predictable, and long-lived production capabilities. We plan to build value for its shareholders through the acquisition and development of gas and oil assets that contain proven reserves in domestic areas where reserves can be economically produced at a low risk to us relying on joint venture partners to supply most of the funds needed to explore or develop these properties.

We intend to participate in oil and gas prospects located in the states of Utah, Wyoming, Kansas, New Mexico, and Colorado. Our main emphasis will be to acquire production or revenue generating opportunities either by lease purchase or farmout, when available, with third parties and industry partners.

We will need substantial additional capital to support our proposed future energy operations. We have no revenues. We have no committed source for any funds as of date here. No representation is made that any funds will be available when needed. In the event funds cannot be raised when needed, we may not be able to carry out our business plan, may never achieve sales or royalty income, and could fail in business as a result of these uncertainties.

Decisions regarding future participation in exploration wells or geophysical studies or other activities will be made on a case-by-case basis. We may, in any particular case, decide to participate or decline participation. If participating, we may pay our proportionate share of costs to maintain our proportionate interest through cash flow or debt or equity financing. If participation is declined, we may elect to farmout, non-consent, sell or otherwise negotiate a method of cost sharing in order to maintain some continuing interest in the prospect.

RESULTS OF OPERATIONS

For the Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007

During the three months ended September 30, 2008 and 2007, we did not recognize any revenues from our business activities.

During the three months ended September 30, 2008, we incurred total operating expenses of $17,824 compared to $33,736 during the three months ended September 30, 2007. The decrease of $15,912 was a result of the $20,975 decrease in service fees offset by the $4,741 increase in travel expenses. The increase in service fees is a result of our efforts to develop our business plan in the oil and gas exploration industries and our efforts to file a Form 10 with the Securities and Exchange Commission.

During the three months ended September 30, 2008, we incurred a net loss of $17,824 compared to a net loss of $36,104 during the three months ended September 30, 2007. The decrease of $18,280 is a result of the $15,912 decrease in operational expenses and a $2,368 decrease in other expenses, as discussed above.

For the Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007

During the nine months ended September 30, 2008 and 2007, we did not recognize any revenues from our business activities.

During the nine months ended September 30, 2008, we incurred total operating expenses of $68,428 compared to $63,236 during the nine months ended September 30, 2007. The increase of $5,192 was a result of the $9,264 increase in professional fees and the $3,152 increase in general and administrative expenses offset by the $12,575 decrease in service fees. The increase in total operating expenses is a result of our efforts to develop our business plan in the oil and gas exploration industries and our efforts to file a Form 10 with the Securities and Exchange Commission.

During the nine months ended September 30, 2008, we incurred a net loss of $68,428 compared to a net loss of $65,604 during the nine months ended September 30, 2007. The increase of $2,824 is a result of the $5,192 increase in operational expenses due to our increased activity as discussed above offset by a $2,368 decrease in other expenses.

LIQUIDITY

At September 30, 2008, we had total assets of $11,343, consisting of cash of $9,768 and a prepaid expense of $1,575. At September 30, 2008, we had total liabilities of $40,548, consisting of $2,368 in accounts payables, $30,000 in accrued fees and $8,180 in loans from affiliates and shareholders. At September 30, 2008, we had an accumulated deficit of $412,480.

During the nine months ended September 30, 2008, we used net cash of $29,003 in operational activities. During the nine months ended September 30, 2007, we used net cash of $17,561 in operational activities. During the nine months ended September 30, 2008, we recognized a net loss of $68,428, which was adjusted for a non-cash activity of $11,000 in common stock that was issued for services.

During the nine months ended September 30, 2008, we issued 90,000 shares of our restricted common stock at a price of $0.10 per share in order to pay for services totaling $9,000 of directors. We authorized the issuance of 30,000 shares of common stock to each of our three Board members in exchange for services rendered during the year 2007 in the amount of $1,500 and during the year 2008 in the amount of $7,500 for a total of $9,000. As of September 30, 2008, we have a prepaid expense of $1,575 in consulting fees as a result of the issuance of the above shares of common stock and during the nine months ended September 30, 2008 expensed $11,000.

On August 2, 2007, the Company authorized the sale in a private placement of 1,000,000 shares of common stock (pre-reverse stock split) at a price of $.05 per share under an exemption from registration provision of the Securities Act of 1933. The funds have been used to pay the costs associated with its administration and payment of professional fees to bring the Company to a fully reporting company within compliance of the Securities Act of 1933 and 1934 and during the three months ended September 30, 2008 the Company effectively became a fully reporting company. As of September 30, 2008, the Company has sold a total of 900,000 shares of common stock (pre reverse stock split) as part of this private placement for a total of $45,000 in cash.

We have minimal cash at September 30, 2008 and no other assets, and we will be reliant upon shareholder loans or private placements of equity to fund any kind of operations. We have secured no sources of loans or private placements at this time.

Capital Resources

We have only common stock as our capital resource.

We have no material commitments for capital expenditures within the next year, however if operations are commenced, substantial capital will be needed to pay for participation, investigation, exploration, acquisition and working capital.

Need for Additional Financing

We do not have capital sufficient to meet our cash needs. We will have to seek loans or equity placements to cover such cash needs. Once exploration commences, our needs for additional financing is likely to increase substantially.

No commitments to provide additional funds have been made by our management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to us to allow it to cover our expenses as they may be incurred.

ITEM 3.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 4.  CONTROLS AND PROCEDURES

Disclosures Controls and Procedures

This quarterly report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission of newly public companies.

ITEM 4T. CONTROLS AND PROCEDURES

This quarterly report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission of newly public companies.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                NONE

ITEM 2.  CHANGES IN SECURITIES

            NONE.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                NONE.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               NONE.

ITEM 5.  OTHER INFORMATION

               NONE.

ITEM 6.  EXHIBITS

Exhibits. The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of
Item 601 of Regulation S-K.

     Exhibit 31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

     Exhibit 31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

     Exhibit 32.1  Certification  of  Principal  Executive  Officer  pursuant to
     Section 906 of the Sarbanes-Oxley Act

     Exhibit 32.1  Certification  of  Principal  Financial  Officer  pursuant to
     Section 906 of the Sarbanes-Oxley Act

                                   SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                              BEDROCK ENERGY, INC.
                                  (Registrant)



Dated:   November 12, 2008          By: /s/ W. Edwards Nichols
                                            ----------------------
                                            W. Edwards Nichols, President, Chief
                                            Executive Officer





Dated:   November 12, 2008          By: /s/Herb T. Sears
                                          ----------------
                                           Herb T. Sears,
                                           Chief Financial Officer