Form 10-K
period 2008-12-31
Bedrock Energy, Inc.
filed 2009-03-31
CIK 1434702

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2008

                                       Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________ to _____________


                        Commission file number: 000-53451

                              BEDROCK ENERGY, INC.
                              --------------------

             (Exact name of registrant as specified in its charter)


            Colorado                              02-0511381
----------------------------------          ------------------------
 State or other jurisdiction of                 I.R.S. Employer
  incorporation or organization                 Identification No.

            8950 Scenic Pine Drive, Suite 100, Parker, Colorado 80134
 ------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

             Registrant's  telephone  number, including area code:

           Securities registered pursuant to Section 12(b) of the Act:

 Title of each class registered                    Name of each exchange
                                                    on which registered
----------------------------------                 -----------------------
 Not Applicable                                     Not Applicable

           Securities registered pursuant to Section 12(g) of the Act:
                                  Common Stock
                                  ------------

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. |_|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One).

------------------------------------------------------- ----------- ---- -------
Large accelerated filer [___]          Accelerated filer                  [___]
------------------------------------------------------- ----------- ---- -------
Non-accelerated filer   [___]          Smaller reporting company          [_X_]
------------------------------------------------------- ----------- ---- -------

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

The aggregate market value of voting stock held by non-affiliates of the registrant was $0 as of December 31, 2008, since the common stock of the Bedrock Energy does not trade on any of the markets.

There were 3,495,524 shares outstanding of the registrant's Common Stock as of March 26, 2009.




                                TABLE OF CONTENTS

                                                   PART I

ITEM 1                  Business                                                                         1
ITEM 1 A.               Risk Factors                                                                     9
ITEM 1 B.               Unresolved Staff Comments                                                       17
ITEM 2                  Properties                                                                      17
ITEM 3                  Legal Proceedings                                                               17
ITEM 4                  Submission of Matters to a Vote of Security Holders                             17

                                                  PART II

ITEM 5                  Market for Registrant's Common Equity, Related Stockholder Matters and
ITEM 6                  Selected Financial Data                                                         19
ITEM 7                  Management's Discussion and Analysis of Financial Condition and Results of
ITEM 7 A.               Quantitative and Qualitative Disclosures About Market Risk                      22
ITEM 8                  Financial Statements and Supplementary Data                                     22
ITEM 9                  Changes in and Disagreements with Accountants on Accounting and Financial
ITEM 9 A.               Controls and Procedures                                                         23
ITEM 9 A(T).            Controls and Procedures                                                         23
ITEM 9B                 Other Information                                                               24

                                                  PART III

ITEM 10                 Directors, Executive Officers, and Corporate Governance                         24
ITEM 11                 Executive Compensation                                                          27
ITEM 12                 Security Ownership of Certain Beneficial Owners and Management and Related
ITEM 13                 Certain Relationships and Related Transactions, and Director Independence
ITEM 14                 Principal Accounting Fees and Services                                          33

                                                  PART IV

ITEM 15                 Exhibits, Financial Statement Schedules                                         34
SIGNATURES                                                                                              35


                           FORWARD LOOKING STATEMENTS

This document includes forward-looking statements, including, without limitation, statements relating to Bedrock Energy, Inc. ("Bedrock") plans, strategies, objectives, expectations, intentions and adequacy of resources. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause Bedrock's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These factors include, among others, the following: ability of Bedrock's to implement its business strategy; ability to obtain additional financing; Bedrock's limited operating history; unknown liabilities associated with future acquisitions; ability to manage growth; significant competition; ability to attract and retain talented employees; and future government regulations; and other factors described in this registration statement or in other of Bedrock's filings with the Securities and Exchange Commission. Bedrock is under no obligation, to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

For further information about these and other risks, uncertainties and factors, please review the disclosure included in this report under Item 1A "Risk Factors."



                                     PART I

ITEM 1.  BUSINESS


General

The following is a summary of some of the information contained in this document. Unless the context requires otherwise, references in this document to "We," Us," or the "Company" are to Bedrock Energy, Inc.

Description of Business

History of Bedrock Energy, Inc.

CellTouch, Inc., now known as Bedrock Energy, Inc., was incorporated in Colorado on August 11, 2004 and changed its name to Bedrock Energy, Inc. on October 18, 2007. Enviromart.com, Inc. was incorporated in New Hampshire in March 1999. On September 21, 2004, CellTouch, Inc. and Enviromart.com, Inc. were merged under the laws of the State of Colorado and CellTouch, Inc. became the surviving entity. We have been in the development stage since our inception. Activities through December 31, 2008 include the raising of equity capital and the formation of a business plan to merge with or acquire and develop assets from a company in the oil and gas industry.

Company Overview

We had been inactive prior to 2008. We have no recent operating history and no representation is made, nor is any intended, that we will able to carry on our activities profitably. The viability of the proposed business effort is dependent upon sufficient funds being realized from offerings, of which there is no assurance. Edward Nichols, President, Chief Executive Officer and director, has prior experience in the acquisition, evaluation, exploration and development of oil and gas properties. Edward Nichols, Herbert Sears and Ronald Blekicki devote part-time efforts to our affairs.

Bedrock is an oil and gas exploration and development company focused on creating a portfolio of North American assets, located in the Central and Western United States that exhibit consistent, predictable, and long-lived production capabilities. We plan to build value through the acquisition and development of gas and oil assets that contain proven reserves in domestic areas where reserves can be economically produced at a low risk to the Company relying on joint venture partners to supply most of the funds needed to explore or develop these properties.

Our main emphasis will be to acquire production or revenue generating opportunities either by lease purchase or farmout, when available, with third parties and industry partners. We plan to engage in the exploration, acquisition, development, production, and sale of natural gas and crude oil, although the Company expects to generate most of its initial revenue from the production and sale of natural gas.

We have no revenues at this time and anticipate that we will need additional capital to support the execution of our business plan. Decisions regarding future participation in acquisitions or other business development activities will be made on a case-by-case basis.

Our overall growth strategy is to continue building value in our Company through the development and acquisition of gas and oil assets that exhibit consistent, predictable, and long-lived production.

On February 12, 2009, we acquired a 100% net revenue interest in 240 acres in Morgan County Colorado which is located approximately forty five miles north of Denver, Colorado and lies in what is called the Denver, Julesberg Basin (DJ Basin). The DJ Basin is the predominant geological structure in Northern Colorado. The shallow "J" and "D" sand formations of the DJ Basin constitutes a common source of oil and gas. The acreage in Morgan County has forty (40) acre drilling and spacing units for the production of oil and gas from the "D" and "J" sand formations.

The acreage contained within these leases have a 10-year "primary term" (2018), but may be extended if drilling operations are in progress, or if other conditions are met. The term of a lease can continue as long as the lessee produces oil and gas in paying quantities during the term of the lease.

The Morgan County acreage lies a short distance from the western portion of the prolific Niobrara Beecher Island natural gas trend and deeper Lansing-Kansas City oil production. Nearby fields include the Frenchman Creek prospect area in Phillips County, Colorado containing multiple Niobrara structures which could yield up to 20 billion cubic feet gross of natural gas resource potential, the DeNova Field, which has produced greater than 30 billion cubic feet (Bcf) of natural gas to date, and the Republican and Mildred Fields, which have produced greater than 62 Bcf of natural gas.

We plan on acquiring properties that contain proven gas reserves, some of which are adjacent to interstate pipeline systems which provide ready access to sales markets for the gas produced.
 We believe our path to success will be built around a three phase growth strategy as described below:

Phase One of our business plan calls for investing in various lease holdings and properties with no current production. This program is consistent with our principal strategy which is to acquire and farm-out small land positions in major oil and natural gas basins while retaining negotiated carried interests. Surface geology will be reviewed along with seismic data, when available, which will aid in subsurface structural interpretation and lead generation for new acquisition opportunities in areas of interest.

Phase Two of our business plan calls for purchasing interests in properties which contain proven reserves. This growth strategy is partially based on participation, as it intends to team up with outside strategic partners, and investors who will assume part or all of the costs associated with the drilling of additional wells in exchange for part of the revenues derived from the wells they finance. We expect that implementation of this strategy will reduce the financial risk to us while retaining an overriding net royalty interest in each successful well drilled.

Phase Three of our business plan calls for originating, developing and managing balanced, low-risk, highly-focused developmental drilling programs, with accredited investors and qualified partners, in areas with low drilling costs and high success rates. This stage further balances our approach to profitable energy asset development through low risk, highly focused, predominantly "development" drilling projects.

This business development plan is expected to be executed in multiple phases. The pace of the development will obviously depend on the availability of a viable financing program, lender restrictions, general economic conditions, and potential other factors relevant to this type of program.

The Market

Natural Gas Supply and Demand:

Natural gas drillers across the United States are idling rigs setting the stage for supplies to drop faster than demand. Approximately 45% of the rigs in the United States have been shut down since September 2008. The U.S. Energy Department expects that production will fall 5.2%, faster than the 1.9% decline in use.

Bedrock management believes that there are strong indications that the oil and gas market has bottomed out and as it has reflected stronger market since January 2009. Bedrock believes that the fall in gas prices, as well as, decreases in the costs of acreage and drilling provides the Company with a rare opportunity to position the Company for the future.

The National Petroleum council estimates the U.S. demand for natural gas to increase from 22 trillion cubic feet (TCF) in 1998 to over 31 TCF by 2015. This nearly 50% increase in demand for natural gas, coupled with constrained supplies from conventional sources and storage facilities, suggests an urgent need for new gas sources. Although conventional gas sources such as high permeability sandstones supply about 60% of the U.S. demand (13 TCF in 1998), projections indicate a flat to declining supply through year 2015. The shortfall in conventional gas supply is expected to be taken up by production from un-conventional sources such as tight gas sandstones/shales, associated gas, and Coal Bed Methane (CBM). CBM shows great promise as a future source of natural gas, with the US Geological Survey estimating some 700 TCF contained in 6 major CBM basins in the continental US. This constitutes an enormous reserve, almost the entire US demand for the next 25 years. We plan to acquire leases that lie within one or more of these sub-basins. We believe the current supply and demand fundamentals will lead to a strengthening in prices. Consequently, we intend to continually seek out potential producing properties in these regions of the U.S.

CBM Production: CBM production is similar to conventional natural gas production in terms of the physical production facilities and the product produced. However, surface mechanics and some production characteristics of CBM wells are quite different from traditional natural gas production wells. Methane gas is created as part of the coalification process. Coals vary in their methane gas content which is defined by the industry as cubic feet of gas per ton of coal. Conventional natural gas wells assume a porous and permeable reservoir, hydrocarbon migration and a natural structural or stratigraphic trap. However, CBM is trapped in the molecular structure of the coal itself until it is released by pressure changes, resulting from water removal from the coal-bed.

Water completely permeates coal-beds and the natural fracture system or cleats as they are normally referred. In good production areas, the cleats are pervasive throughout the coal-beds. CBM gas, principally methane, is adsorbed onto the grain surfaces of the coal. To produce CBM, the water must be drawn off first, lowering the pressure so that the methane gas will desorb from the coal thus allowing gas to flow from the coal into the de-watered cleats that act as high permeable conduits to the well bore, where gas can be produced at the well head. These cleats are assumed to have been formed during the coalification and uplifting processes. If cleat permeability is adequately developed, it may allow commercial quantities of methane gas to be produced from the well. The qualities of productive CBM wells include coal quality, the content of natural gas per ton of coal, thickness of the coal-beds, reservoir pressure, existence of natural fractures, and overall permeability of the coal-bed.

CBM production also differs from conventional gas production that normally starts at its highest production rate and then declines with time. Because coal-beds have water residing within the cleats, the water needs to be withdrawn in order to promote production of the adsorbed gases. Thus, for the case of CBM, initial water production is high and diminishes with time. CBM gas production, however, starts at a relatively low rate, reaching a peak some months later and then begins to decline.

CBM production is attractive due to several geological factors: Coal stores six or seven times as much gas as a conventional natural gas reservoir of equal rock volume due to the large internal surface area of coal; significant amounts of coal are accessible at shallow depths, making well drilling and completion relatively inexpensive; exploration costs are also low since methane occurs in coal deposits, and the location of the Nation's coal resources is well defined as indicated in the prominent Western Natural gas fields map shown to the right.

Estimates of the in-place gas resources of the principal coal-bearing basins of the United States exceed 700 trillion cubic feet. Economically recoverable resources of coal bed gas are probably less than 100 Tcf. This represents about a five-year supply at current U.S. consumption rates.

Global Oil Supply and Demand: World demand for oil has fluctuated wildly in the past year.

While there was much growth in demand - about 40 percent from Asia, into 2008 due mainly to rapidly growing economies in China and India there has been a dramatic decline in oil demand due to the worldwide recession. In 2004, China passed Japan as the world's second-largest consumer of oil. It used an average of 6.63 million barrels of oil every day - about twice what it produces. Its oil imports doubled between 1999 and 2004. China's demand for oil is expected to continue to increase each year albeit much more slowly in the recession. If that happens, China will surpass the United States as the world's largest consumer of oil by 2015. Similarly, India's oil needs are expected to grow by four to seven percent a year.

Up to this point, the world's oil producers have been able to meet demand. However, should demand increase substantially, or production decrease for any reason, there could be a significant spike in the price of oil and possible shortages. The London-based Oil Depletion Analysis Centre recently released a study that predicted tight oil supplies through the rest of this decade, even if all of the new major oil recovery projects scheduled to come on stream over the next six years meet their targets. The only way to avoid it, the study said, is for demand to drop sharply, which it did in the last half of 2008.

Increasing Supply: There are two ways to increase oil supply: getting more oil out of existing wells and finding new sources. Extraction from existing wells has been getting steadily more efficient; according to The Economist, "A few decades ago, the average oil recovery rate from reservoirs was 20%; thanks to remarkable advances in technology, this has risen to about 35%," with future increases expected. Methods for recovering oil from shale are notable for continuing to improve. Furthermore new sources, including the continental shelf, continue to be opened for exploration.

Areas of Interest and Property: We will consider the following criteria when evaluating whether to acquire an oil and gas prospect:

1)            Proximity to existing production;
2)            Target zone is less than 4,000 feet in depth;
3)            Location in a known producing region;
4)            Whether there is well control data from nearby drill sites;
5) Favorable geologic evaluations by local geologists of production potential;
6)            Reasonable cost of acquisition;
7)            Term of lease and drilling commitment, if any; and
8)            Reasonable drilling cost estimates.

Upon selecting a lease for purchase, a geochemical survey of the property will be initiated.

COMPETITION, MARKETS, REGULATION AND TAXATION

Competition: There are a large number of companies and individuals engaged in the exploration for minerals and oil and gas; accordingly, there is a high degree of competition for desirable properties. Many of the companies and individuals so engaged have substantially greater technical and financial resources than us.

Most of the domestic natural gas reserves are concentrated in larger U.S. based companies. In 2005, the top twenty operators (Class 1-10 and 11-20) had sixty percent of the proven reserves of natural gas. The next two size classes contain 80 and 400 companies and account for 24 and 10 percent of the U.S. natural gas proved reserves, respectively. The top 20 operators had a 23 percent increase in their reserves from 200 to 2005. The rest of the operators had a three percent increase in their reserves during the same period. There were 859 active gas producing fields in 2005 and approximately 15,000 domestics oil and gas operators.

Markets: The availability of a ready market for oil and gas discovered, if any, will depend on numerous factors beyond the control of us, including the proximity and capacity of refineries, pipelines, and the effect of state regulation of production and of federal regulations of products sold in interstate commerce, and recent intrastate sales. The market price of oil and gas are volatile and beyond our control. The market for natural gas is also unsettled, and gas prices have increased dramatically in the past four years with substantial fluctuation, seasonally and annually.

Since July 2008, oil prices have dropped from $147 to the high $30's and gas drop from $13 per, MCF to $3 per MCF. With gas production falling at a much faster rate than usage, the stage is set for a significant price increase in the near future.

There generally are only a limited number of gas transmission companies with existing pipelines in the vicinity of a gas well or wells. In the event that producing gas properties are not subject to purchase contracts or that any such contracts terminate and other parties do not purchase our gas production, there is no assurance that we will be able to enter into purchase contracts with any transmission companies or other purchasers of natural gas and there can be no assurance regarding the price which such purchasers would be willing to pay for such gas. There presently exists an oversupply of gas in the certain areas of the marketplace due to pipeline capacity, the extent and duration of which is not known. Such oversupply may result in restrictions of purchases by principal gas pipeline purchasers.

Governmental Regulations: Regulation of Oil and Natural Gas Production. Our oil and natural gas exploration, production and related operations, when developed, are subject to extensive rules and regulations promulgated by federal, state, tribal and local authorities and agencies. For example, some states in which we may operate require permits for drilling operations, drilling bonds and reports concerning operations and impose other requirements relating to the exploration and production of oil and natural gas. Such states may also have statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum rates of production from wells, and the regulation of spacing, plugging and abandonment of such wells. Failure to comply with any such rules and regulations can result in substantial penalties. The regulatory burden on the oil and gas industry will most likely increase our cost of doing business and may affect our profitability. Although we believe we are currently in substantial compliance with all applicable laws and regulations, because such rules and regulations are frequently amended or reinterpreted, we are unable to predict the future cost or impact of complying with such laws. Significant expenditures may be required to comply with governmental laws and regulations and may have a material adverse effect on our financial condition and results of operations.

Federal Regulation of Natural Gas: The Federal Energy Regulatory Commission ("FERC") regulates interstate natural gas transportation rates and service conditions, which may affect the marketing of natural gas produced by us, as well as the revenues that may be received by us for sales of such production. Since the mid-1980s, FERC has issued a series of orders, culminating in Order Nos. 636, 636-A and 636-B ("Order 636"), that have significantly altered the marketing and transportation of natural gas. Order 636 mandated a fundamental restructuring of interstate pipeline sales and transportation service, including the unbundling by interstate pipelines of the sale, transportation, storage and other components of the city-gate sales services such pipelines previously performed. One of FERC's purposes in issuing the order was to increase competition within all phases of the natural gas industry. The United States Court of Appeals for the District of Columbia Circuit largely upheld Order 636 and the Supreme Court has declined to hear the appeal from that decision. Generally, Order 636 has eliminated or substantially reduced the interstate pipelines' traditional role as wholesalers of natural gas in favor of providing only storage and transportation service, and has substantially increased competition and volatility in natural gas markets.

The price we may receive from the sale of oil and natural gas liquids will be affected by the cost of transporting products to markets. Effective January 1, 1995, FERC implemented regulations establishing an indexing system for transportation rates for oil pipelines, which, generally, would index such rates to inflation, subject to certain conditions and limitations. We are not able to predict with certainty the effect, if any, of these regulations on our intended operations. However, the regulations may increase transportation costs or reduce well head prices for oil and natural gas liquids.

Compliance with Environmental Laws and Regulations: Our operations are subject to local, state and federal laws and regulations governing environmental quality and pollution control. To date our compliance with these regulations has had no material effect on our operations, capital, earnings, or competitive position, and the cost of such compliance has not been material. We are unable to assess or predict at this time what effect additional regulations or legislation could have on our activities.

Effect of Changing Industry Conditions on Drilling Activity: Lower oil and gas prices have caused a decline in drilling activity in the U.S. from time to time. However, such reduced activity has also resulted in a decline in drilling costs, lease acquisition costs and equipment costs, and an improvement in the terms under which drilling prospects are generally available. We cannot predict what oil and gas prices will be in the future and what effect those prices may have on drilling activities in general, or on its ability to generate economic drilling prospects and to raise the necessary funds with which to drill them.

Regulation and Pricing of Natural Gas: Our operations may be subject to the jurisdiction of the Federal Energy Regulatory Commission (FERC) with respect to the sale of natural gas for resale in interstate and intrastate commerce. State regulatory agencies may exercise or attempt to exercise similar powers with respect to intrastate sales of gas. Because of its complexity and broad scope, the price impact of future legislation on the operation of us cannot be determined at this time.

Crude Oil and Natural Gas Liquids Price and Allocation Regulation: Pursuant to Executive Order Number 12287, issued January 28, 1981, President Reagan lifted all existing federal price and allocation controls over the sale and distribution of crude oil and natural gas liquids. Executive Order Number 12287 was made effective as of January 28, 1981, and consequently, sales of crude oil and natural gas liquids after January 27, 1981 are free from federal regulation. The price for such sales and the supplier-purchaser relationship will be determined by private contract and prevailing market conditions. As a result of this action, oil which may be sold by us will be sold at deregulated or free market prices. At various times, certain groups have advocated the reestablishment of regulations and control on the sale of domestic oil and gas.

State Regulations: Our production of oil and gas, if any, will be subject to regulation by state regulatory authorities in the states in which we may produce oil and gas. In general, these regulatory authorities are empowered to make and enforce regulations to prevent waste of oil and gas and to protect correlative rights and opportunities to produce oil and gas as between owners of a common reservoir. Some regulatory authorities may also regulate the amount of oil and gas produced by assigning allowable rates of production.

Proposed Legislation: A number of legislative proposals have been and probably will continue to be introduced in Congress and in the legislatures of various states, which, if enacted, would significantly affect the petroleum industries. Such proposals and executive actions involve, among other things, the imposition of land use controls such as prohibiting drilling activities on certain federal and state lands in roadless wilderness areas. At present, it is impossible to predict what proposals, if any, will actually be enacted by Congress or the various state legislatures and what effect, if any, such proposals will have. However, President Clinton's establishment of numerous National Monuments by executive order has had the effect of precluding drilling across vast areas of the Rocky Mountain West.

Environmental Laws: Oil and gas exploration and development are specifically subject to existing federal and state laws and regulations governing environmental quality and pollution control. Such laws and regulations may substantially increase the costs of exploring for, developing, or producing oil and gas and may prevent or delay the commencement or continuation of a given operation.

All of our operations involving the exploration for or the production of any minerals are subject to existing laws and regulations relating to exploration procedures, safety precautions, employee health and safety, air quality standards, pollution of stream and fresh water sources, odor, noise, dust, and other environmental protection controls adopted by federal, state and local governmental authorities as well as the right of adjoining property owners. We may be required to prepare and present to federal, state or local authorities data pertaining to the effect or impact that any proposed exploration for or production of minerals may have upon the environment. All requirements imposed by any such authorities may be costly, time consuming, and may delay commencement or continuation of exploration or production operations.

It may be anticipated that future legislation will significantly emphasize the protection of the environment, and that, as a consequence, our activities may be more closely regulated to further the cause of environmental protection. Such legislation, as well as future interpretation of existing laws, may require substantial increases in equipment and operating costs to us and delays, interruptions, or a termination of operations, the extent to which cannot now be predicted.

Recent Transactions:

We recently acquired 240 acres in Morgan County, Colorado, in a BLM auction. It is a 100% NRI.

External Growth Strategy: Oil and gas production companies are subject to international competition, particularly as businesses in this industry becomes more global in nature.

As a result of these and other factors affecting industry today, such as deregulation, capital market intervention, and new developments in recovery technologies, small businesses and large corporations are being forced to adapt quickly to such transformations in order to thrive or even merely survive.

Many private company managers have concluded that it is timely and prudent to look at being acquired by a properly capitalized strategic partner in order to remain competitive in this type of economic environment. This new strategic alliance could come from a publicly traded company or a privately held competitor with greater access to equity or debt capital, or one that possesses enhanced advertising and marketing capabilities, and has capital intensive, expansive product engineering, and sales and support capabilities.

For these and other reasons, there has been significant energy involving mergers and acquisitions in the oil and gas industries at present. Many large firms involved in this industry have established corporate growth strategies that consistently include acquisitions. These experienced buyers search for companies that fit their well-defined acquisition criteria, often attempting to buy companies that are not actively for sale, seeking to generate exponential growth through the purchase of complimentary businesses.

Production companies are obvious targets of interest partly because they have established revenue streams and are compatible with our core revenue generating business model. Service related businesses, such as drillers, are also of interest because they will allow us to control our recompletion and drilling schedules on our leased acreage. Therefore, during the coming months, in an effort to broaden our revenue generating capabilities, we plan to aggressively explore and pursue these types of strategic acquisition opportunities.

Title to Properties.

We are record owner of the BLM leasehold interest in Morgan County, Colorado.

Our prospects are subject to royalty, overriding royalty and other interests customary in the industry, liens incident to agreements, current taxes and other burdens, minor encumbrances, easements and restrictions. Although we are not aware of any material title defects or disputes with respect to its undeveloped acreage, to the extent such defects or disputes exist, we would suffer title failures.

Backlog of Orders:  We currently have no orders for sales at this time.

Government Contracts:  We have no government contracts.

Company Sponsored Research and Development:  We are not conducting any research.

Number of Persons Employed: As of March 17, 2009, we had no full-time employees. Officers and Directors work on an as needed part-time basis up to 20 hours per week.


ITEM 1A.  RISK FACTORS

                           FORWARD LOOKING STATEMENTS

This document includes forward-looking statements, including, without limitation, statements relating to Bedrock's plans, strategies, objectives, expectations, intentions and adequacy of resources. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause Bedrock's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These factors include, among others, the following: ability of Bedrock to implement its business strategy; ability to obtain additional financing; Bedrock's limited operating history; unknown liabilities associated with future acquisitions; ability to manage growth; significant competition; ability to attract and retain talented employees; and future government regulations; and other factors described in this Annual Report on Form 10-K or in other of Bedrock filings with the Securities and Exchange Commission. Bedrock is under no obligation, to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                                  Risk Factors

                          GENERAL BUSINESS RISK FACTORS

Our business is a development stage company and unproven and therefore risky.

We have only very recently adopted the business plan described herein-above. Potential investors should be made aware of the risk and difficulties encountered by a new enterprise in the energy business, especially in view of the intense competition from existing businesses in the industry.

We have a lack of revenue history and investors cannot view our past performance since we are a start-up company.

We were formed on March 17, 1999 for the purpose of engaging in any lawful business and have adopted a plan to engage the acquisition, exploration, and if warranted, development of natural resource properties. We have had no revenues in the last five years. We are not profitable and the business effort is considered to be in an early development stage. We must be regarded as a new or development venture with all of the unforeseen costs, expenses, problems, risks and difficulties to which such ventures are subject.

We can give no assurance of success or profitability to our investors.

There is no assurance that we will ever operate profitably. There is no assurance that we will generate revenues or profits, or that the market price of our common stock will be increased thereby.

We may have a shortage of working capital in the future which could jeopardize our ability to carry out our business plan.

Our capital needs consist primarily of expenses related to geological evaluation, general and administrative and potential exploration participation and could exceed $250,000 in the next twelve months. Such funds are not currently committed, and we have cash as of the date of this Annual Report on Form 10-K of approximately $10,000.

We have no operating history and no revenues and it may be unlikely that we will raise that additional working capital from an offering of our equity securities.

Our officers and directors may have conflicts of interest which may not be resolved favorably to us.

Certain conflicts of interest may exist between us and our officers and directors. Our Officers and Directors have other business interests to which they devote their attention and may be expected to continue to do so although management time should be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through exercise of such judgment as is consistent with fiduciary duties to us. See "Directors and Executive Officers" (page 24), and "Conflicts of Interest" (page 26). Our officers are spending part-time in this business - up to 20 hours per week.

We will need additional financing for which we have no commitments, and this may jeopardize execution of our business plan.

We have limited funds, and such funds may not be adequate to carryout the business plan in the energy business. Our ultimate success depends upon our ability to raise additional capital. We have not investigated the availability, source, or terms that might govern the acquisition of additional capital and will not do so until it determines a need for additional financing. If we need additional capital, we have no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to us. If not available, our operations will be limited to those that can be financed with our modest capital.

We may in the future issue more shares which could cause a loss of control by our present management and current stockholders.

We may issue further shares as consideration for the cash or assets or services out of our authorized but unissued common stock that would, upon issuance, represent a majority of the voting power and equity of our Company. The result of such an issuance would be those new stockholders and management would control our Company, and persons unknown could replace our management at this time. Such an occurrence would result in a greatly reduced percentage of ownership of our Company by our current shareholders, which could present significant risks to investors.

We have a minimal operating history, so investors have no way to gauge our long term performance.

We were formed on March 17, 1999, and only recently adopted a business plan in the energy industry. As evidenced by the financial reports we have had no revenue. We must be regarded as a new or development venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject. Our venture must be considered highly speculative.

We are not diversified and we will be dependent on only one business.

Because of the limited financial resources that we have, it is unlikely that we will be able to diversify our operations. Our probable inability to diversify our activities into more than one area will subject us to economic fluctuations within the energy industry and therefore increase the risks associated with our operations due to lack of diversification.

We will depend upon management but we will have limited participation of management.

We currently have three individuals who are serving as our officers for up to 20 hours per week each on a part-time basis. Two of our directors, Messrs. Nichols and Sears, are also acting as our officers. We will be heavily dependent upon their skills, talents, and abilities, as well as several consultants to us, to implement our business plan, and may, from time to time, find that the inability of the officers, directors and consultants to devote their full-time attention to our business results in a delay in progress toward implementing our business plan. Once we receive the proceeds from this offering, other consultants may be employed on a part-time basis under a contract to be determined. Because investors will not be able to manage our business, they should critically assess all of the information concerning our officers and directors.

Our officers and directors are not employed full-time by us which could be detrimental to the business.

Our directors and officers are, or may become, in their individual capacities, officers, directors, controlling shareholder and/or partners of other entities engaged in a variety of businesses. Thus, our officers and directors may have potential conflicts including their time and efforts involved in participation with other business entities. Each officer and director of our business is engaged in business activities outside of our business, and the amount of time they devote as Officers and Directors to our business will be up to 20 hours per week. As such time as the Company is financially capable of paying salaries, it is anticipated that management will assume full time roles in the Company's operations.

We do not know of any reason other than outside business interests that would prevent them from devoting full-time to our Company, when the business may demand such full-time participation.

Our officers and directors may have conflicts of interests as to corporate opportunities which we may not be able or allowed to participate in.

Presently there is no requirement contained in our Articles of Incorporation, Bylaws, or minutes which requires officers and directors of our business to disclose to us business opportunities which come to their attention. Our officers and directors do, however, have a fiduciary duty of loyalty to us to disclose to us any business opportunities which come to their attention, in their capacity as an officer and/or director or otherwise. Excluded from this duty would be opportunities which the person learns about through his involvement as an officer and director of another company. We have no intention of merging with or acquiring any business opportunity or mineral interest from any affiliate or officer or director. (See "Conflicts of Interest" at page 26)


              RISK FACTORS RELATING TO OUR COMPANY AND OUR BUSINESS

Any person or entity contemplating an investment in the securities offered hereby should be aware of the high risks involved and the hazards inherent therein. Specifically, the investor should consider, among others, the following risks:

Our business, the oil and gas business, has numerous risks which could render us unsuccessful.

The search for new oil and gas reserves frequently results in unprofitable efforts, not only from dry holes, but also from wells which, though productive, will not produce oil or gas in sufficient quantities to return a profit on the costs incurred. There is no assurance we will find or produce oil or gas from any of the undeveloped acreage farmed out to us or which may be acquired by us, nor are there any assurances that if we ever obtain any production it will be profitable.

We have substantial competitors who have an advantage over us in resources and management.

We are and will continue to be an insignificant participant in the oil and gas business. Most of our competitors have significantly greater financial resources, technical expertise and managerial capabilities than us and, consequently, we will be at a competitive disadvantage in identifying and developing or exploring suitable prospects. Competitor's resources could overwhelm our restricted efforts to acquire and explore oil and gas prospects and cause failure of our business plan.

We will be subject to all of the market forces in the energy business, many of which could pose a significant risk to our operations.

The marketing of natural gas and oil which may be produced by our prospects will be affected by a number of factors beyond our control. These factors include the extent of the supply of oil or gas in the market, the availability of competitive fuels, crude oil imports, the world-wide political situation, price regulation, and other factors. Recently, there have been dramatic fluctuations in oil prices. Any significant decrease in the market prices of oil and gas could materially affect our profitability of oil and gas activities.

There generally are only a limited number of gas transmission companies with existing pipelines in the vicinity of a gas well or wells. In the event that producing gas properties are not subject to purchase contracts or that any such contracts terminate and other parties do not purchase our gas production, there is assurance that we will be able to enter into purchase contracts with any transmission companies or other purchasers of natural gas and there can be no assurance regarding the price which such purchasers would be willing to pay for such gas. There may, on occasion, be an oversupply of gas in the marketplace or in pipelines, the extent and duration may affect prices adversely. Such oversupply may result in reductions of purchases and prices paid to producers by principal gas pipeline purchasers. (See "Our Business and Competition, Markets, Regulation and Taxation.")

Our business is subject to significant weather interruptions.

Our activities may be subject to periodic interruptions due to weather conditions. Weather-imposed restrictions during certain times of the year on roads accessing properties could adversely affect our ability to benefit from production on such properties or could increase the costs of drilling new wells because of delays.

We will have significant additional financing requirements to fund our future activities.

If we find oil and gas reserves to exist on a prospect we will need substantial additional financing to fund the necessary exploration and development work. Furthermore, if the results of that exploration and development work are successful, we will need substantial additional funds for continued development. We will not have sufficient proceeds from this offering to conduct such work and, therefore, we will need to obtain the necessary funds either through debt or equity financing, some form of cost-sharing arrangement with others, or the sale of all or part of the property. There is no assurance that we will be successful in obtaining any financing. These various financing alternatives may dilute the interest of our shareholders and/or reduce our interest in the properties.

We will have working capital needs for which we have no funding commitments.

Our working capital needs of consist primarily of: lease acquisitions, geological data acquisition and interpretation, title examination activities and administration and are estimated to total over $250,000 in the next twelve months, none of which funds are committed. We have only minimal cash as of the date of this Annual Report on Form 10-K.

We are subject to significant operating hazards and uninsured risk in the energy industry.

Our proposed operations will be subject to all of the operating hazards and risks normally incident to exploring, drilling for and producing oil and gas, such as encountering unusual or unexpected formations and pressures, blowouts, environmental pollution and personal injury. We will maintain general liability insurance but we have not obtained insurance against such things as blowouts and pollution risks because of the prohibitive expense. Should we sustain an uninsured loss or liability, or a loss in excess of policy limits, our ability to operate may be materially adversely affected.

We are subject to Federal Income Tax laws and changes therein which could adversely impact us.

Federal income tax laws are of particular significance to the oil and gas industry in which we intend to engage. Legislation has eroded various benefits of oil and gas producers and subsequent legislation could continue this trend. Congress is continually considering proposals with respect to Federal income taxation which could have a material adverse effect on our future operations and on our ability to obtain risk capital which our industry has traditionally attracted from taxpayers in high tax brackets.

We are subject to substantial government regulation in the energy industry which could adversely impact us.

The production and sale of oil and gas are subject to regulation by state and federal authorities, the spacing of wells and the prevention of waste. There are both federal and state laws regarding environmental controls which may necessitate significant capital outlays, resulting in extended delays, materially affect our earnings potential and cause material changes in the in our proposed business. We cannot predict what legislation, if any, may be passed by Congress or state legislatures in the future, or the effect of such legislation, if any, on us. Such regulations may have a significant affect on our operating results.

We believe investors should consider certain negative aspects of our proposed operations.

Dry  Holes:   We  may  expend   substantial   funds  acquiring  and  potentially
participating in exploring properties which we later determine not to be productive. All funds so expended will be a total loss to us.

Technical Assistance: We will find it necessary to employ technical assistance in the operation of our business. As of the date of this Prospectus, we have not contracted for any technical assistance. When we need it such assistance is likely to be available at compensation levels we would be able to pay.

Uncertainty of Title: We will attempt to acquire leases or interests in leases by option, lease, farmout or by purchase. The validity of title to oil and gas property depends upon numerous circumstances and factual matters (many of which are not discoverable of record or by other readily available means) and is subject to many uncertainties of existing law and our application. We intend to obtain an oil and gas attorney's opinion of valid title before any significant expenditure upon a lease.

Government Regulations: The area of exploration of natural resources has become significantly regulated by state and federal governmental agencies, and such regulation could have an adverse effect on our operations. Compliance with statutes and regulations governing the oil and gas industry could significantly increase the capital expenditures necessary to develop our prospects.

Nature of our Business: Our business is highly speculative, involves the commitment of high-risk capital, and exposes us to potentially substantial losses. In addition, we will be in direct competition with other organizations which are significantly better financed and staffed than we are.

General Economic and Other Conditions: Our business may be adversely affected from time to time by such matters as changes in general economic, industrial and international conditions; changes in taxes; oil and gas prices and costs; excess supplies and other factors of a general nature.

We will experience substantial competition for supplies in the energy industry.

We will be required to compete with a large number of entities which are larger, have greater resources and more extensive operating histories than we do. Shortages of supplies may result from this competition and will lead to increased costs and delays in operations which will have a material adverse effect on us.

We will be subject to many factors beyond our control.

The acquisition, exploration, development, production and sale of oil and gas are subject to many factors which are outside our control. These factors include general economic conditions, proximities to pipelines, oil import quotas, supply and price of other fuels and the regulation of transportation by federal and state governmental authorities.

We anticipate substantial competition in our effort to explore oil and gas properties and may have difficulty in putting together drilling participants and getting prospects drilled and explored. Established companies have an advantage over us because of substantially greater resources to devote to property acquisition and to obtain drilling rigs, equipment and personnel. If we are unable to compete for capital, participation and drilling rigs, equipment and personnel, our business will be adversely affected.

We have agreed to indemnification of officers and directors as is provided by Colorado Statute.

Colorado Statutes provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or on activities our behalf. We will also bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such person's promise to repay us therefore if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by us that we will be unable to recoup.

Our directors' liability to us and shareholders is limited

Colorado Revised Statutes exclude personal liability of our directors and our stockholders for monetary damages for breach of fiduciary duty except in certain specified circumstances. Accordingly, we will have a much more limited right of action against our directors than otherwise would be the case. This provision does not affect the liability of any director under federal or applicable state securities laws.

We may depend upon outside advisors, who may not be available on reasonable terms and as needed.

To supplement the business experience of our officers and directors, we may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. Our Board without any input from stockholders will make the selection of any such advisors. Furthermore, we anticipate that such persons will be engaged on an "as needed" basis without a continuing fiduciary or other obligation to us. In the event we consider it necessary to hire outside advisors, we may elect to hire persons who are affiliates, if they are able to provide the required services.

Risk Factors Related to Our Stock

The regulation of penny stocks by SEC and FINRA may discourage the tradability of our securities.

We are a "penny stock" company. None of our securities currently trade in any market and, if ever available for trading, will be subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Effectively, this discourages broker-dealers from executing trades in penny stocks. Consequently, the rule will affect the ability of purchasers in this offering to sell their securities in any market that might develop therefore because it imposes additional regulatory burdens on penny stock transactions.

In addition, the Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks". Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities and Exchange Act of 1934, as amended. Because our securities constitute "penny stocks" within the meaning of the rules, the rules would apply to us and to our securities. The rules will further affect the ability of owners of shares to sell our securities in any market that might develop for them because it imposes additional regulatory burdens on penny stock transactions.

Shareholders should be aware that, according to Securities and Exchange Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

We will pay no foreseeable dividends in the future.

We have not paid dividends on our common stock and do not ever anticipate paying such dividends in the foreseeable future.

No public market exists for our common stock at this time, and there is no assurance of a future market.

There is no public market for our common stock, and no assurance can be given that a market will develop or that a shareholder ever will be able to liquidate his investment without considerable delay, if at all. If a market should develop, the price may be highly volatile. Factors such as those discussed in the "Risk Factors" section may have a significant impact upon the market price of the shares offered hereby. Due to the low price of our securities, many brokerage firms may not be willing to effect transactions in our securities.
Even if a purchaser finds a broker willing to effect a transaction in our shares, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of our shares as collateral for any loans.

Rule 144 sales in the future may have a depressive effect on our stock price.

All of the outstanding shares of common stock held by our present officers, directors, and affiliate stockholders are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted Shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for six months, under certain conditions, may sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company's outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a non-affiliate after the owner has held the restricted securities for a period of two years. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

Our investors may suffer future dilution due to issuances of shares for various considerations in the future.

There may be substantial dilution to our shareholders as a result of future decisions of the Board to issue shares without shareholder approval for cash, services, or acquisitions.

Our stock will in all likelihood be thinly traded and as a result you may be unable to sell at or near ask prices or at all if you need to liquidate your shares.

The shares of our common stock, if listed, may be thinly-traded on the OTC Bulletin Board, meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early stage company such as ours or purchase or recommend the purchase of any of our Securities until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our Securities is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on Securities price. We cannot give you any assurance that a broader or more active public trading market for our common Securities will develop or be sustained, or that any trading levels will be sustained. Due to these conditions, we can give investors no assurance that they will be able to sell their shares at or near ask prices or at all if they need money or otherwise desire to liquidate their securities of our Company.

Our business is highly speculative and the investment is therefore risky.

Due to the speculative nature of our business, it is probable that the investment in shares offered hereby will result in a total loss to the investor. Investors should be able to financially bear the loss of their entire investment. Investment should, therefore, be limited to that portion of discretionary funds not needed for normal living purposes or for reserves for disability and retirement.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.  PROPERTIES

Bedrock operations are principally located at 8950 Scenic Pine Drive, Suite 100, Parker, Colorado 80134. Bedrock currently pays no monthly rent for the use of this office space, which is provided by the Company's president.

DESCRIPTION OF PROPERTIES/ASSETS/OIL AND GAS PROSPECTS

--------- -------------------------- -------------------------------------------
(a)       Real Estate                None.
(b)       Title to properties.       None.
(c)       Oil and Gas Prospects.     On February 12, 2009, the Company bid upon
                                     and acquired 240 acres in Morgan County,
                                     Colorado a the BLM auction located in
                                     Lakewood, Colorado is 100% in this prospect
(d)       Patents.                   None.
--------- -------------------------- -------------------------------------------

We do not own any property, real or otherwise.

ITEM 3.  LEGAL PROCEEDINGS

Bedrock anticipates that it (including any future subsidiaries) will from time to time become subject to claims and legal proceedings arising in the ordinary course of business. It is not feasible to predict the outcome of any such proceedings and Bedrock cannot assure that their ultimate disposition will not have a materially adverse effect on Bedrock's business, financial condition, cash flows or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the period covered by this report to a vote of security holders of the Company, through the solicitation of proxies or otherwise.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no public trading market for the common stock at this time. During the fall of 2008, the Company submitted a Form 15c211 to FINRA to apply for trading on the Over-the-Counter Bulleting Board. At the time of this filing, the application was being reviewed by FINRA.

Holders

There are approximately 703 holders of record of Bedrock's common stock as of December 31, 2008.

Dividend Policy

Holders of Bedrock's common stock are entitled to receive such dividends as may be declared by Bedrock's board of directors. Bedrock has not declared or paid any dividends on Bedrock's common shares and it does not plan on declaring any dividends in the near future. Bedrock currently intends to use all available funds to finance the operation and expansion of its business.

Shares Eligible for Future Sale

Bedrock had 2,545,524 shares of common stock outstanding as of December 31, 2008. A current shareholder who is an "affiliate" of Bedrock, defined in Rule 144 as a person who directly, or indirectly through one or more intermediaries, controls, or is controlled by, or is under common control with Bedrock will be required to comply with the resale limitations of Rule 144. Of these shares a total of 559,066 shares have been held for 1 year or more and are eligible for resale under Rule 144. Sales by affiliates will be subject to the volume and other limitations of Rule 144, including certain restrictions regarding the manner of sale, notice requirements, and the availability of current public information about Bedrock. The volume limitations generally permit an affiliate to sell, within any three month period, a number of shares that does not exceed the greater of one percent of the outstanding shares of common stock or the average weekly trading volume during the four calendar weeks preceding his sale. A person who ceases to be an affiliate at least three months before the sale of restricted securities beneficially owned for at least two years may sell the restricted securities under Rule 144 without regard to any of the Rule 144 limitations.






Recent Sales of Unregistered Securities

                              April 5, 2008 through December 31, 2008

Name                                       Number of Shares                    $ Value of Shares
----                                       ----------------                    -----------------
BIMS LTD                                       100,000                              10,000
Kyle Blekicki                                   10,000                               1,000
Eric Evenstad                                    10000                               1,000

Herbert   T.  Sears  and  Ann  Sears,           100,000                              2,500
Trustees
W. Edward Nichols                               200,000                              5,000


Exemption From Registration Claimed

All of the sales by Bedrock of its unregistered securities were made in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act"). The entity and individuals listed above that purchased the unregistered securities were existing shareholders. Officers and directors, known to the Company and its management, through pre-existing business relationships, as a long standing business associates. The entity was provided access to all material information, which it requested, and all information necessary to verify such information and was afforded access to Bedrock's management in connection with the purchases. The purchaser of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the Company. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

Issuer Purchases of Equity Securities

Bedrock did not repurchase any shares of its common stock during the quarter ended December 31, 2008.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

PLAN OF OPERATIONS


We had no operations prior to and we had no revenues during the year ended December 31, 2008. We have minimal capital and minimal cash. We are illiquid and need cash infusions from investors or shareholders to provide capital, or loans from any sources.

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

In addition, the United States and the global business community is experiencing severe instability in the commercial and investment banking systems which is likely to continue to have far-reaching effects on the economic activity in the country for an indeterminable period. The long-term impact on the United States economy and the Company's operating activities and ability to raise capital cannot be predicted at this time, but may be substantial.


RESULTS OF OPERATIONS

For the Year Ended  December  31, 2008  Compared to the Year Ended  December 31,
2007

During the year ended December 31, 2008 and 2007, we did not recognize any revenues from our business activities.

During the year ended December 31, 2008, we incurred total operating expenses of $48,109 compared to $75,729 during the year ended December 31, 2007. The decrease of $27,612 was a result of the $12,003 increase in professional fees and the $28,500 decrease in service fees offset by the $3,282 increase in general and administrative expense and the $9,601 increase in travel expenses. The decrease in total operating expenses is a result of our efforts during the year end December 31, 2008 to focus on the procurement of leases and farmout agreements.

During the year ended December 31, 2008, we incurred a net loss of $48,109 compared to a net loss of $78,097 during the year ended December 31, 2007. The decrease of $29.988 is a result of the $27,612 decrease in operational expenses and the $2,368 decrease in other expenses.

LIQUIDITY

At December 31, 2008, we had total assets of $11,662, consisting solely of cash of $11,662. At December 31, 2008, we had total liabilities of $13,048, consisting of $2,368 in accounts payables, and $10,680 in loans from affiliates and shareholders. At December 31, 2008, we had an accumulated deficit of $392,161.

During the year ended December 31, 2008, we used net cash of $37,109 in operational activities. During the year ended December 31, 2008, we recognized a net loss of $48,109, which was adjusted for a non-cash activity of $11,000 in common stock that was issued for services.

During the year ended December 31, 2008, we issued 90,000 shares of our restricted common stock at a price of $0.10 per share in order to pay for services totaling $9,000 of directors. We authorized the issuance of 30,000 shares of common stock to each of our three Board members in exchange for services rendered during the year 2007 in the amount of $1,500 and during the year 2008 in the amount of $7,500 for a total of $9,000.

During the year ended December 31, 2008, we issued 20,000 shares of our restricted common stock at a price of $0.10 per share in order to pay for services totaling $2,000 of a third party.

During the year ended December 31, 2007, we used net cash of $11,229 in operational activities. During the year ended December 31, 2007, net losses of $78,097 were adjusted for $52,500 in common stock issued for services and $12,000 issuance of debt for services. During the year ended December 31, 2007, accounts payable and accruals increased by $2,368.

During the years ended December 31, 2008 and 2007, we did not use or receive cash from our investing activities.

During the year ended December 31, 2008, we received $30,000 from our financing activities, which included $2,500 from related parties and $27,500 from the sale of shares of our common stock as discussed below. During the year ended December 31, 2007, we received $30,000 from the sale of shares of our common stock as discussed below.

On August 2, 2007, the Company authorized the sale in a private placement of 1,000,000 shares of common stock (pre-reverse stock split) at a price of $.05 per share under an exemption from registration provision of the Securities Act of 1933. The funds have been used to pay the costs associated with its administration and payment of professional fees to bring the Company to a fully reporting company within compliance of the Securities Act of 1933 and 1934 and during the three months ended September 30, 2008, the Company effectively became a fully reporting company. During the year ended December 31, 2008, we issued 500,000 shares of our common stock for cash of $27,500 and during the year ended December 31, 2007, we issued 600,000 shares for cash of $30,000.

We have minimal cash at December 31, 2008 and no other assets, and we will be reliant upon shareholder loans or private placements of equity to fund any kind of operations. We have secured no sources of loans or private placements at this time.

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

CRITICAL ACCOUNTING POLICIES

Bedrock has identified the policies below as critical to its business operations and the understanding of Tombstone's results from operations. The impact and any associated risks related to these policies on the Company's business operations is discussed throughout Management's Discussion and Analysis of Financial
Conditions and Results of Operations where such policies affect Bedrock's reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Financial Statements for the years ended December 31, 2008 and 2007. Note that Bedrock's preparation of this document requires Bedrock to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of Tombstone's financial statements, and the reported amounts of expenses during the reporting periods. There can be no assurance that actual results will not differ from those estimates.

Fair Value of Financial Instruments

The Company's financial instruments, including cash, other assets and payables approximate fair value due to the short-term nature of those instruments.

Income Taxes

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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Bedrock's operations do not employ financial instruments or derivatives which are market sensitive. Short term funds are held in non-interest bearing accounts and funds held for longer periods are placed in interest bearing accounts. Large amounts of funds, if available, will be distributed among multiple financial institutions to reduce risk of loss. Our cash holdings do not generate interest income.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial statements of Bedrock Energy, Inc. for the year ended December 31, 2008, period from March 17, 1999 (inception) through December 31, 2008, and period from March 17, 1999 through December 31, 2007, at the end of this document.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

The Company maintains a system of disclosure controls and procedures that are designed for the purposes of ensuring that information required to be disclosed in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer as appropriate to allow timely decisions regarding required disclosure.

Management, after evaluating the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) as of December 31, 2008 (the "Evaluation Date") concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure that material information relating to the Company would be made known to them by individuals within those entities, particularly during the period in which this annual report was being prepared and that information required to be disclosed in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

ITEM 9A(T). CONTROLS AND PROCEDURES

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Management's assessment of the effectiveness of the registrant's internal control over financial reporting is as of the year ended December 31, 2008. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not applicable.






                                    PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information as to persons who currently serve as Bedrock's directors or executive officers, including their ages as of December
31, 2008.

            Name                       Age                      Position                      Term
---------------------------- ------------------------- ---------------------------- -------------------------
W. Edward Nichols                       66             President, CEO, Secretary/            Annual
                                                       and Director

Herbert T. Sears                        62             Chief   Financial   Officer           Annual

Ronald Blekicki (1)                     56             Vice President                        Annual

(1) )Mr. Blekicki was President/CEO and a director of the Company from January 1, 2008 until March 12, 2008 and became Vice President effective March 1, 2009.

Bedrock officers are elected by the board of directors at the first meeting after each annual meeting of Bedrock shareholders and hold office until their successors are duly elected and qualified under Bedrock's bylaws.

The directors named above will serve until the next annual meeting of Bedrock's stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors absent any employment agreement. There is no arrangement or understanding between the directors and officers of Bedrock and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

Biographical Information

Our officers are spending up to 20 hours per week on our business at this time. At such time as the Company is financially capable of paying salaries, it is anticipated that management will assume full time roles in the Company's operations and be paid accordingly.

W. Edward  Nichols:  President,  CEO,  Secretary,  Director  and Chairman of the
Board: Mr. Nichols is currently a practicing attorney with Nichols & Nichols in Denver, Colorado. He is authorized to practice in the states of Colorado and Kansas, the United States Federal Courts, and Supreme Court of the United
States. He is also Managing Director of Nichols & Company LLC, a management consulting firm and has worked as a private investment banker and consultant with venture capital companies in the U.S. and Europe. Mr. Nichols grew up in the oil patch and has owned and operated gas processing plants in Kansas and Wyoming. He has also co-owned and operated oil drilling, production and gas gathering companies in Kansas.

Herbert T. Sears: Chief Financial Officer, Treasurer and Director: Mr. Sears is a seasoned attorney with more than thirty years of international experience specializing in contracts, claims, and corporate restructuring. He was formerly a Vice President and Counsel to Stone & Webster, an international multi-billion dollar engineering and construction firm. Mr. Sears currently is the court appointed Trustee for the Stone and Webster Liquidating Trust with responsibility for liquidating the global assets of the former Stone & Webster operating companies. In addition, he advises global engineering companies with respect to their international legal activities. He has also been actively involved in a variety of major engineering and construction projects during the past two decades in Europe, Scandinavia, Asia and the Middle East.

Mr. Sears graduated from Boston University School of Management with a B.S/B.A in International Business and earned his law degree from Washington University School of Law.

Ronald Blekicki, Vice President: Ronald served as the President, Chief Executive Officer and a director of the Company from January 1, 2008 through March 12, 2008. On March 1, 2009, he was appointed the Vice President of the Company. Ronald is a results-oriented senior executive with more than 25 years of business development and investment banking experience. He currently serves as President and Chief Executive Officer of Hanover Financial Services (HFS), a business development-consulting firm that he founded in 1984.

During his tenure with Hanover, Mr. Blekicki has created and directed the development of comprehensive strategic plans supporting the application of management systems, operating procedures, as well as the integration of and compliance with defined performance objectives. In addition to finding financing resources and supervising long-range planning, Hanover Financial Services provides their clients with scalable business plans to function as an operating public company.

Ronald has extensive experience as a negotiator. In 2000 through 2001, Ronald was a senior vice president with a distributor and marketer of petroleum products in the Southwestern United States.

Prior to joining Meteor Industries, Ronald spent five years in the investment banking industry, from 1995 through the end of 2000 as a senior vice-president involved in merger and acquisition activities, capital formation and institutional equity sales. In 1989 through 1991, Ronald served as Chairman of the Board for Mia International, Inc., an international commodities logistics company. From 1987 through 1989, Ronald served as President and CEO of Franklin Marketing Services, a financial advisory firm and a wholly owned subsidiary of the Franklin Group. In 2002, Mr. Blekicki was sanctioned and fined by the NASD now FINRA, for failure to disclose compensation and surrendered his license.

Ronald returned to HFS as its President and CEO in 2002 which continues to provide business development consulting services to clients across the U.S. and around the world in the wind, solar and energy industries, working with management to achieve competitive positions in their respective industries.

Our officers are spending up to 20 hours per week on our business at this time. At such time as the Company is financially capable of paying salaries, it is anticipated that management will assume full time roles in the Company's operations and be paid accordingly.

Committees of the Board of Directors

Bedrock is managed under the direction of its board of directors.

         Executive Committee

The Company does not have a separate executive committee. The Board as a whole functions as the Executive Committee for Bedrock.

         Audit Committee

At this time, the Bedrock does not have an audit committee. The independent directors of the Board of Directors serve as an informal audit committee, as required by the Securities Exchange Act of 1934, as amended, which Bedrock refers to as the Securities Exchange Act.


Previous "Blank Check" or "Shell" Company Involvement

Management of Bedrock has not been involved in prior private "blank-check" or "shell" companies.

Conflicts of Interest - General.

Our directors and officers are, or may become, in their individual capacities, officers, directors, controlling shareholder and/or partners of other entities engaged in a variety of businesses. Thus, there exist potential conflicts of interest including, among other things, time, efforts and corporation opportunity, involved in participation with such other business entities. While each officer and director of our business is engaged in business activities outside of our business, the amount of time they devote to our business will be up to approximately 15 hours per week.

Conflicts of Interest - Corporate Opportunities

Presently no requirement contained in our Articles of Incorporation, Bylaws, or minutes which requires officers and directors of our business to disclose to us business opportunities which come to their attention. Our officers and directors do, however, have a fiduciary duty of loyalty to us to disclose to us any business opportunities which come to their attention, in their capacity as an officer and/or director or otherwise. Excluded from this duty would be opportunities which the person learns about through his involvement as an officer and director of another company. We have no intention of merging with or acquiring an affiliate, associate person or business opportunity from any affiliate or any client of any such person.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to officers and board members during the fiscal years ended December 31, 2008 and 2007. The table sets forth this information for Bedrock, including salary, bonus, and certain other compensation to the Board members and named executive officers for the past two fiscal years and includes all Board Members and Officers as of December 31, 2008.

                      SUMMARY EXECUTIVES COMPENSATION TABLE

                                                                    Non-equity    Non-qualified
                                                                    incentive       deferred
                                                Stock    Option        plan       compensation     All other
                              Salary    Bonus   awards   awards    compensation     earnings     compensation      Total
 Name & Position     Year       ($)      ($)      ($)      ($)         ($)             ($)          ($)             ($)
------------------- -------- ---------- ------- -------- -------- --------------- -------------- -------------- ------------
W. Edward
Nichols,
President,
Secretary and CEO    2008           $0       0        0        0               0              0         $3,000       $3,000
                     2007       $6,000       0        0        0               0              0              0       $6,000

Herbert T. Sears,    2008           $0       0                 0               0              0         $3,000       $3,000
CFO
                     2007       $6,000       0        0        0               0              0              0       $6,000

Ronald Blekicki,     2008           $0       0        0-       0               0              0         $3,000       $3,000
Vice President (1)
                     2007            0       0        0        0               0              0              0           $0


(1) Mr. Blekicki was President/CEO from January 1, 2008 until March 12, 2008 and became Vice President effective March 1, 2009. (2) During the year ended December 31, 2008, the Company issued 30,000 shares of its restricted common stock to each director for services for a total of 90,000 shares (30,000 shares each). The shares were issued at $0.10 per share, for a total compensation expense of $9,000 ($3,000 per director). The price per share was set by the Company based on the price Bedrock sells it shares to the public.


                    OPTION/SAR GRANTS IN THE LAST FISCAL YEAR

The following table sets forth certain information concerning outstanding equity awards held by the President and our most highly compensated executive officers for the year ended December 31, 2008 (the "Named Executive Officers"):

                                       Option Awards                                       Stock awards
                                                                                                           Equity
                                                                                                           incentive
                                              Equity                                                       plan
                                             incentive                                          Equity     awards:
                                               plan                                             incentive  Market
                                              awards:                                           plan       or
                 Number of     Number of     Number of                        Number   Market   awards:    payout
                securities    securities    securities                        of       value    Number     value of
                underlying    underlying    underlying                        shares   of       of         unearned
                unexercised   unexercised   unexercised  Option    Option     or       shares   unearned   shares,
                  options     options (#)    unearned    exercise  expiration units    of       shares,    units or
     Name           (#)      unexercisable    options     price      date     of       units    units or   others
                exercisable                     (#)        ($)                stock    of       other      rights
                                                                              that     stock    rights     that
                                                                              have     that     that       have not
                                                                              not      have     have not    vested
                                                                              vested   not      vested        ($)
                                                                                (#)    vested      (#)
                                                                                         ($)
--------------- ------------ -------------- ------------ --------- ---------- -------- -------- ---------- ----------
W. Edward            0             0             0          0          0         0        0         0          0
Nichols,
President

Herbert T.           0             0             0          0          0         0        0         0          0
Sears, CFO

Ronald               0             0             0          0          0         0        0         0          0
J. Blekicki (1)

(1)Mr. Blekicki was President/CEO from January 1, 2008 until March 12, 2008 and became Vice President effective March 1, 2009.

Employment Agreements and Termination of Employment and Change-In-Control Arrangements

As of March 1, 2009, the Company entered into an Employment Agreement ("Employment Agreement") with W. Edward Nichols for services as President, Chief Executive Officer and Secretary for $1,250 per month. The Employment Agreement provides for the fees to be pre-paid by the issuance of 250,000 shares of the Company's restricted common stock.

Also as of March 1, 2009, the Company entered into an Employment Agreement with Herbert T. Sears for services as Chief Financial Officer and Treasurer for $500per month. The Employment Agreement provides for the fees to be pre-paid by the issuance of 100,000 shares of the Company's restricted common stock.

Both employment agreements terminate on December 31, 2009, but renew annually if no notice of termination is given 90 days prior to the annual termination. Both Employment Agreements provided for termination by Bedrock for cause and in the case of a change of control. A change in control means: (a) the consummation of a merger or consolidation of the Company with or into another entity or any other transaction, in which the stockholders of the Company immediately after such merger, consolidation or other transaction own or beneficially own immediately after such merger, consolidation or other transaction less than 50 percent or more of the voting power of the outstanding securities (i) in the continuing or surviving entity and (ii) any direct or indirect parent entity of such continuing or surviving entity (b) the sale, transfer or other disposition of all or substantially all of the Company's assets to a Person which is not owned or controlled by the Company or its stockholders immediately prior to such sale, transfer or other dispositions.

The Company has no pension, health, annuity, bonus, insurance, stock options, profit sharing or similar benefit plans; however, the Company may adopt such plans in the future. There are presently no personal benefits available for directors, officers, or employees of the Company.

Compensation Committee Interlocks and Insider Participation

The Bedrock board of directors in its entirety acts as the compensation committee for Bedrock. Mr. Nichols is the Chief Executive Officer and Chairman of the Company.

                              Director Compensation

The following table sets forth certain information concerning compensation paid to our directors for services as directors, but not including compensation for services as officers reported in the "Summary Executives Compensation Table" during the year ended December 31, 2008:


                                                                  Non-qualified
                                                  Non-equity         deferred
             Fees                               incentive plan     compensation       All other
             earned        Stock     Option    compensation ($)      earnings        compensation     Total
   Name      or paid    awards ($)   awards                            ($)               ($)           ($)
              in cash                  ($)
                ($)
------------ ---------- ------------ --------- ----------------- ----------------- ----------------- ---------
W. Edward      $ -0-     $3,000(1)    $ -0-         $ -0-             $ -0-             $ -0-         $3,000
Nichols

Herbert T.     $ -0-     $3,000(1)    $ -0-         $ -0-             $ -0-             $ -0-         $3,000
Sears

Ronald J.      $ -0-     $3,000(1)    $ -0-         $ -0-             $ -0-             $ -0-         $3,000
J. Bleckiki


(1) During the year ended December 31, 2008, the Company issued 30,000 shares of its restricted common stock to each director for services for a total of 90,000 shares (30,000 shares each). The shares were issued at $0.10 per share, for a total compensation expense of $9,000 ($3,000 per director). The price per share was set by the Company based on the price Bedrock sells it shares to the public.

All of our officers and/or directors will continue to be active in other companies. All officers and directors have retained the right to conduct their own independent business interests.

It is possible that situations may arise in the future where the personal interests of the officers and directors may conflict with our interests. Such conflicts could include determining what portion of their working time will be spent on our business and what portion on other business interest. To the best ability and in the best judgment of our officers and directors, any conflicts of interest between us and the personal interests of our officers and directors will be resolved in a fair manner which will protect our interests. Any transactions between us and entities affiliated with our officers and directors will be on terms which are fair and equitable to us. Our Board of Directors intends to continually review all corporate opportunities to further attempt to safeguard against conflicts of interest between their business interests and our interests.

We have no intention of merging with or acquiring an affiliate, associated person or business opportunity from any affiliate or any client of any such person.

Directors receive no compensation for serving.

Limitation on Liability and Indemnification

The Colorado Business Corporation Act requires us to indemnify officers and directors for any expenses incurred by any officer or director in connection with any actions or proceedings, whether civil, criminal, administrative, or investigative, brought against such officer or director because of his or her status as an officer or director, to the extent that the director or officer has been successful on the merits or otherwise in defense of the action or proceeding. The Colorado Business Corporation Act permits a corporation to indemnify an officer or director, even in the absence of an agreement to do so, for expenses incurred in connection with any action or proceeding if such officer or director acted in good faith and in a manner in which he or she reasonably believed to be in or not opposed to the best interests of us and such indemnification is authorized by the stockholders, by a quorum of disinterested directors, by independent legal counsel in a written opinion authorized by a majority vote of a quorum of directors consisting of disinterested directors, or by independent legal counsel in a written opinion if a quorum of disinterested directors cannot be obtained.

The Colorado Business Corporation Act prohibits indemnification of a director or officer if a final adjudication establishes that the officer's or director's acts or omissions involved intentional misconduct, fraud, or a knowing violation of the law and were material to the cause of action. Despite the foregoing limitations on indemnification, the Colorado Business Corporation Act may permit an officer or director to apply to the court for approval of indemnification even if the officer or director is adjudged to have committed intentional misconduct, fraud, or a knowing violation of the law.

The Colorado Business Corporation Act also provides that indemnification of directors is not permitted for the unlawful payment of distributions, except for those directors registering their dissent to the payment of the distribution.

According to our bylaws, we are authorized to indemnify our directors to the fullest extent authorized under Colorado Law subject to certain specified limitations.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 (the "Act") may be permitted to directors, officers and persons controlling us pursuant to the foregoing provisions or otherwise, we are advised that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.


                      EQUITY COMPENSATION PLAN INFORMATION

The Company has not established an equity compensation plan or Incentive Stock Option Plan.



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information with respect to the beneficial ownership of Bedrock's outstanding common stock by:

o each person who is known by Bedrock to be the beneficial owner of five percent (5%) or more of Bedrock's common stock;

o Bedrock's chief executive officer, its other executive officers, and each director as identified in the "Management -- Executive Compensation" section; and

o    all of the Company's directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock and options, warrants and convertible securities that are currently exercisable or convertible within 60 days of the date of this document into shares of Bedrock common stock are deemed to be outstanding and to be beneficially owned by the person holding the options, warrants or convertible securities for the purpose of computing the percentage ownership of the person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

The information below is based on the number of shares of Bedrock's common stock that Bedrock believes was beneficially owned by each person or entity as of December 31, 2008.




  Title of Class         Name and Address of          Amount and      Percent of Class(2)
                           Beneficial Owner            Nature of
                                Beneficial Owner
-------------------- ----------------------------- ------------------ ---------------------
Common shares        Susan Blekicki (1)(3)                   305,000                11.98%

Common shares        Ronald Blekicki (1)(4)                   25,000                 0.98%

Common shares        Brian Healey (1)                        242,310                  9.5%

Common shares        Michael A. Littman                      250,000                  9.8%

Common shares        W. Edward Nichols (1)(5)                478,554                18.77%

Common shares        Herbert T. Sears (1)(6)                 466,578                18.33%
                                                   ------------------

                     TOTAL  (3                         1,517,442,494                   59%
                     individuals)

(1) Address is c/o Bedrock Energy, Inc., 8950 Scenic Pine Drive, Suite 100, Parker, Colorado 80134.

(2) Based on 2,545,524 shares of common stock issued and outstanding on December 31, 2008.

(3) Wife of Ronald Blekicki, Vice President. Ms. Blekicki owns 305,000 shares, directly and 25,000 shares indirectly through her husband, Mr. Blekicki.

(4) Mr. Blekicki owns 25,000 shares directly and 305,000 shares indirectly through his wife.

(5) Mr. Nichols owns 361,995 shares of common stock directly, 17,596 shares of common stock jointly with his wife and 98,963 shares indirectly through his wife.

(6) Mr. Sears owns 405,469 shares of common stock directly, 59,784 shares indirectly through his wife and 1,325 shares indirectly through family trusts

Rule 13d-3 under the Securities Exchange Act of 1934 governs the determination of beneficial ownership of securities. That rule provides that a beneficial owner of a security includes any person who directly or indirectly has or shares voting power and/or investment power with respect to such security. Rule 13d-3 also provides that a beneficial owner of a security includes any person who has the right to acquire beneficial ownership of such security within sixty days, including through the exercise of any option, warrant or conversion of a security. Any securities not outstanding which are subject to such options, warrants or conversion privileges are deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person. Those securities are not deemed to be outstanding for the purpose of computing the percentage of the class owned by any other person. Included in this table are only those derivative securities with exercise prices that Bedrock believes have a reasonable likelihood of being "in the money" within the next sixty days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


On January 24, 2009, Bedrock entered into an Advisory and Consulting Agreement with Hanover Financial Services, Inc.(Hanover) The Advisory and Consulting Agreement has a term of 6 months and will renew with notice from Bedrock. The Agreement provides for Hanover to provide business development consulting services to the Company in the following areas: mineral interest acquisitions for exploration and development, and in the implementation of debt and equity funding programs. In return for such services, Bedrock has agreed to pay Hanover a monthly fee of $5,000 to be paid in the form of 100,000 shares of the Company's restricted common stock. Mr. Bleckiki, an officer of the Company is the Chief Executive Officer of Hanover.

During the years ended December 31, 2007 and December 31, 2008, the following directors of Bedrock received shares in the amounts set forth below:


                                           Number of Shares                    $ Value of Shares
                                           ----------------                    -----------------
December 31, 2007

W. Edward Nichols                               321,754                             $16,088
Herbert T. Sears                                260,000                             $13,000


                                           Number of Shares                    $ Value of Shares
                                           ----------------                    -----------------
December 31, 2008

W. Edward Nichols                               30,000                              $3,000
Herbert T. Sears                                30,000                              $3,000
Ron Blekicki                                    30,000                              $3,000



On December 29, 2008, an officer loaned the Company $2,500 and the Company issued an unsecured seven (7%) percent promissory note with principal and all accrued and unpaid interest due and payable on December 29, 2009. Therefore, as of December 31, 2008 and 2007, the Company owes the officers a total of $6,930 and $4,430 respectively plus as of December 31, 2008 and 2007, a total of $2,368 in accrued interest on the below Notes.

During the years ended December 31, 2007 and 2006, two officers of Bedrock each earned for services rendered fees in the amount of $6,000 and $18,000 respectively and these fees were recorded as accounts payable. Thus, as of April 30, 2007, the Company had an accounts payable balance of $84,000 or a total of $42,000 per officer. Subsequently, the Company issued promissory notes dated May 1, 2007 to each of its two officers in exchange for payment of these accounts payable as of April 30, 2007 in the amount of $42,000 for a total of $84,000 in Notes (the "Notes"). Each of these seven percent (7%) unsecured convertible Notes due April 30, 2008 could be converted into shares of common stock at the rate of ten (10) shares for each dollar of principal converted. Thereafter, on September 24, 2007, the Company and the officers mutually agreed pursuant to the terms of the Notes to issue 840,000 shares of common stock in exchange for payment of the $84,000 in Notes.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

GENERAL. Larry O'Donnell, CPA, P.C. ("O'Donnell") is the Company's principal auditing accountant firm. The Company's Board of Directors has considered whether the provisions of audit services are compatible with maintaining O'Donnell's independence.

The following table represents aggregate fees billed to the Company for the years ended December 31, 2008 and December 31, 2007 by Larry O'Donnell, CPA, P.C.


                                                                 Year Ended December 31,
                                                          2008                              2007
                                              -----------------------------      ----------------------------
Audit Fees                                               $3,200                              $0

Audit-related Fees                                       $ 750                               $0


Tax Fees                                                   $0                                $0

All Other Fees                                             $0                                $0

                                              -----------------------------      ----------------------------
Total Fees                                               $3,950                              $0

All audit work was performed by the auditors' full time employees.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following is a complete list of exhibits filed as part of this Form 10K. Exhibit number corresponds to the numbers in the Exhibit table of Item 601 of Regulation S-K.


(a)     Audited financial statements for years ended December 31, 2008 and 2007


(b)   Exhibit No.   Description
      -----------   -----------

      3.1           Articles of Incorporation (1)

      3.2           Amended Articles of Incorporation (1)

      3.7           Bylaws of Bedrock Energy, Inc. (1)

     10.1           Farmout Agreement with Sun River Energy, Inc. (1) Cancelled

     10.2           BLM Lease (2)

     10.3 Advisory and Consulting Agreement with Hanover Financial Services, January 24, 2009

     10.4           Employment Agreement with Edward Nichols, dated March 1,
                    2009(2)

     10.5           Employment Agreement with Herbert Sears, dated March 1,
                    2009 (2)

     31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act (2)

     31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act (2)

     32.1           Certification of Principal Executive Officer pursuant to
                    Section 906 of the Sarbanes-Oxley Act (2)

     32.2           Certification of Principal Financial Officer pursuant to
                    Section 906 of the Sarbanes-Oxley Act (2)


(1) Incorporated by reference from the exhibits included in the Company's S-1 Registration Statement filed with the Securities and Exchange Commission (www.sec.gov), on June 3, 2008. A copy can be provided by mail, free of charge, by sending a written request to Bedrock Energy, Inc., 8950 Scenic Pine Drive, Suite 100, Parker, Colorado 80134.
(2)      Filed herewith.

                           Larry O'Donnell, CPA, P.C.
Telephone (303) 745-4545                             2228 South Fraser Street
Fax (303)369-9384                                    Unit I
Email larryodonnellcpa@msn.com                       Aurora, Colorado    80014
www.larryodonnellcpa.com



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Bedrock Energy, Inc.

I have audited the accompanying balance sheets of Bedrock Energy, Inc. as of December 31, 2008 and 2007, and the related statements of operations, changes in stockholders' equity and cash flows for each of the years then ended and for the period from inception February 28, 1997 to December 31, 2008. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bedrock Energy, Inc. as of December 31, 2008 and 2007, and the results of its operations and their cash flows for each of the years then ended and for the period from inception March 17, 1999 to December 31, 2008, in conformity with generally accepted accounting principles in the United States of America.

/s/Larry O'Donnell
--------------------------
Larry O'Donnell, CPA, P.C.
March 19, 2008


                   BEDROCK ENERGY, INC.
               (A Development Stage Company)
                      BALANCE SHEETS



                                                                                   December 31,
                                                                              2008              2007
                                                                          -------------      ------------
                          ASSETS

CURRENT ASSETS:
   Cash in Bank                                                               $ 11,662          $ 18,771
                                                                          -------------      -----------

                       TOTAL ASSETS                                           $ 11,662          $ 18,771
                                                                          =============      ============

           LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts Payable                                                            $ 2,368           $ 2,368
   Loan from Affiliates                                                          3,750             3,750
   Loan from Shareholders                                                        6,930             4,430
                                                                          -------------      ------------
                 Total Current Liabilities                                      13,048            10,548
                                                                          -------------      ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' (DEFICIT) EQUITY:
   Preferred shares, no par value, non voting: 10,000,000
     shares authorized; no shares issued and outstanding                             -                 -
   Common shares, $.001 par value, voting: 200,000,000
     shares authorized; 2,845,524 and 2,235,524 issued                           2,845             2,235
     and outstanding, respectively
   Additional paid in capital                                                  387,930           350,040
   Deficit accumulated during the development stage                           (392,161)         (344,052)
                                                                          -------------      ------------
           Total Shareholders' (Deficit) Equity                                 (1,386)            8,223
                                                                          -------------      ------------
          TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY                $ 11,662          $ 18,771
                                                                          =============      ============

The accompanying notes are an integral part of these statements.








                              BEDROCK ENERGY, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS



                                                                                                     Period From
                                                                                                     (Inception)
                                                           For the Years Ended                      March 17, 1999
                                                               December 31,                            through
                                                   2008                       2007                  December 31, 2008
                                          -----------------------    -----------------------    ----------------------
OPERATING EXPENSES:
   Salaries and related expenses          $                    -    $                     -      $            112,128
   Professional fees                                      24,053                     36,056                    89,283
   Rent                                                        -                          -                     3,801
   Service fees                                           11,000                     39,500                   182,275
   Travel                                                  9,601                          -                    33,196
   General and administrative                              3,455                        173                    31,619
                                          -----------------------    -----------------------    ----------------------
        Total Operating Expenses                          48,109                     75,729                   452,302
                                          -----------------------    -----------------------    ----------------------
             Operating loss                              (48,109)                   (75,729)                 (452,302)

OTHER INCOME (EXPENSES):
   Other Income (Expenses), net                                -                     (2,368)                   60,141
                                          -----------------------    -----------------------    ----------------------
NET LOSS
   BEFORE INCOME TAXES                                   (48,109)                   (78,097)                 (392,161)

   Provision for income taxes                                  -                          -                         -
                                          -----------------------    -----------------------    ----------------------
NET LOSS                                               $ (48,109)                 $ (78,097)               $ (392,161)
                                          =======================    =======================    ======================

Basic and diluted
   (loss) per common share                               $ (0.02)                   $ (0.06)
                                          =======================    =======================
Basic and diluted
   weighted-average number
   of common shares outstanding                        2,467,511                  1,207,832
                                          =======================    =======================


The accompanying notes are an integral part of these statements.


                                      F-3





                              BEDROCK ENERGY, INC.
                          (A Development Stage Company)
           STATEMENT OF CHANGES IN SHAREHOLDERS' (DEFICIT) EQUITY From
              (Inception) March 17, 1999 through December 31, 2008




                                                             Common Shares               Preferred Shares         Additional
                                                               $.001 Par Value                No Par Value         Paid-in
                                                       Shares         Amount          Shares          Amount       Capital
                                                  -----------------------------  ------------------------------  ------------
BALANCES, Inception, March 17, 1999                   $          -           -                   -   $       -    $        -
   Issuance of shares for services and cash                950,706         950                   -           -        43,825
   Net loss                                                     -            -                   -           -             -
                                                  -----------------------------  ------------------  ----------  ------------
BALANCES, December 31, 1999                                950,706         950                   -           -        43,825
   Issuance of shares for debt, services and cash           39,818          40                   -           -       140,960
   Net loss                                                      -           -                   -           -             -
                                                  -----------------------------  ------------------  ----------  ------------
BALANCES, December 31, 2000                                990,524         990                   -           -       184,785
   Net income                                                    -           -                   -           -             -
                                                  -----------------------------  ------------------  ----------  ------------
BALANCES, December 31, 2001                                990,524         990                   -           -       184,785
   Net income                                                    -           -                   -           -             -
                                                  -----------------------------  ------------------  ----------  ------------
BALANCES, December 31, 2002                                990,524         990                   -           -       184,785
   Net loss                                                      -           -                   -           -             -
                                                  -----------------------------  ------------------  ----------  ------------
BALANCES, December 31, 2003                                990,524         990                   -           -       184,785
   Net loss                                                      -           -                   -           -             -
                                                  -----------------------------  ------------------  ----------  ------------
BALANCES, December 31, 2004                                990,524         990                   -           -       184,785
   Net loss                                                      -           -                   -           -             -
                                                  -----------------------------  ------------------  ----------  ------------
BALANCES, December 31, 2005                                990,524         990                   -           -       184,785
   Net loss                                                      -           -                   -           -             -
                                                  -----------------------------  ------------------  ----------  ------------
BALANCES, December 31, 2006                                990,524         990                   -           -       184,785
   Issuance of shares for debt, services and cash        1,245,000       1,245                   -           -       165,255
   Net loss                                                      -           -                   -           -             -
                                                  -----------------------------  ------------------  ----------  ------------
BALANCES, December 31, 2007                              2,235,524       2,235                   -           -       350,040
   Issuance of shares for services and cash                610,000         610                   -           -        37,890
   Net loss                                                      -           -                   -           -             -
                                                  -----------------------------  ------------------  ----------  ------------
BALANCES, December 31, 2008                              2,845,524     $ 2,845                   -   $             $ 387,930
                                                  =================  ==========  ==================  ========================

The accompanying notes are an integral part of these statements.


                                      F-4



                              BEDROCK ENERGY, INC.
                          (A Development Stage Company)
           STATEMENT OF CHANGES IN SHAREHOLDERS' (DEFICIT) EQUITY From
              (Inception) March 17, 1999 through December 31, 2008



                                                                                       Total
                                                                                    Shareholders'
                                                                                       Equity
                                                                        Deficit       (Deficit)
                                                                      ------------ ----------------
BALANCES, Inception, March 17, 1999                                    $        -   $            -
   Issuance of shares for services and cash                                     -           44,775
   Net loss                                                               (29,784)         (29,784)
                                                                      ------------ ----------------
BALANCES, December 31, 1999                                               (29,784)          14,991
   Issuance of shares for debt, services and cash                               -          141,000
   Net loss                                                              (215,994)        (215,994)
                                                                      ------------ ----------------
BALANCES, December 31, 2000                                              (245,778)         (60,003)
   Net income                                                               9,233            9,233
                                                                      ------------ ----------------
BALANCES, December 31, 2001                                              (236,545)         (50,770)
   Net income                                                              49,137           49,137
                                                                      ------------ ----------------
BALANCES, December 31, 2002                                              (187,408)          (1,633)
   Net loss                                                                  (890)            (890)
                                                                      ------------ ----------------
BALANCES, December 31, 2003                                              (188,298)          (2,523)
   Net loss                                                                (5,657)          (5,657)
                                                                      ------------ ----------------
BALANCES, December 31, 2004                                              (193,955)          (8,180)
   Net loss                                                               (36,000)         (36,000)
                                                                      ------------ ----------------
BALANCES, December 31, 2005                                              (229,955)         (44,180)
   Net loss                                                               (36,000)         (36,000)
                                                                      ------------ ----------------
BALANCES, December 31, 2006                                              (265,955)         (80,180)
   Issuance of shares for debt, services and cash                               -          166,500
   Net loss                                                              (78,097)         (78,097)
                                                                      ------------ ----------------
BALANCES, December 31, 2007                                              (344,052)           8,223
   Issuance of shares for services and cash                                     -           38,500
   Net loss                                                               (48,109)         (48,109)
                                                                      ------------ ----------------
BALANCES, December 31, 2008                                             $(392,161)        $ (1,386)
                                                                      ============ ================

The accompanying notes are an integral part of these statements.

                                      F-5




                              BEDROCK ENERGY, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                                                                                          Period From
                                                                                                          (Inception)
                                                                  For the Years Ended                   March 17, 1999
                                                                     December 31,                           Through
                                                             2008                    2007              December 31, 2008
                                                     --------------------     --------------------    ---------------------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net loss                                                    $ (48,109)               $ (78,097)              $ (392,161)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
     Issuance of common shares for services                       11,000                   52,500                  123,275
     Issuance of debt for services                                     -                   12,000                   12,000
     Debt forgiveness                                                  -                        -                  (62,509)
     Increase in accounts payable and accruals                         -                    2,368                  125,945
                                                     ---------------------------------------------    ---------------------
       Net cash used in operating activities                     (37,109)                 (11,229)                (193,450)
                                                     --------------------     --------------------    ---------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from related party payable                             2,500                        -                   21,612
   Sale of common shares                                          27,500                   30,000                  183,500
                                                     --------------------     --------------------    ---------------------
     Net cash provided by financing activities                    30,000                   30,000                  205,112
                                                     --------------------     --------------------    ---------------------
NET (DECREASE) INCREASE IN CASH                                   (7,109)                  18,771                   11,662

CASH, BEGINNING OF PERIOD                                         18,771                        -                         -
                                                     --------------------     --------------------    ---------------------
CASH, END OF PERIOD                                             $ 11,662                 $ 18,771                 $ 11,662
                                                     ====================     ====================    =====================

NONCASH ACTIVITIES:
   Issuance of common shares for debt                 $                -                 $ 84,000                 $ 84,000
                                                     ====================     ====================    =====================



The accompanying notes are an integral part of these statements.

                                      F-6


                              BEDROCK ENERGY, INC.
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The Company was incorporated in Colorado on August 11, 2004 with its name changed to Bedrock Energy, Inc. on October 18, 2007 from CellTouch, Inc. Enviromart.com, Inc. was incorporated in New Hampshire in March of 1999. On September 21, 2004 CellTouch, Inc. and Enviromart.com, Inc. (collectively the "Company") were merged under the laws of the State of Colorado and CellTouch, Inc. became the surviving entity. The Company has been in the development stage since its inception. Activities through December 31, 2008 include the raising of equity capital and the formation of a previous business plan to sell environmental products over the Internet as well as the current business plan to merge with or acquire and develop assets from a company in the oil and gas industry.

Statement of Cash Flows

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


NOTE 2 - SHAREHOLDERS' EQUITY

Common Share

The Company is authorized to issue 200,000,000 shares of $.001 voting common stock. Effective March 24, 2008 the Company, as a result of shareholder approval, implemented a one for two share reverse stock split and therefore as of December 31, 2008 and 2007 there were a total of 2,845,524 and 2,235,524 shares of common stock issued and outstanding respectively.

Included in the 610,000 shares issued during 2008 are 200,000 shares sold as part of a private placement as noted below for $20,000 or at $.10 per share, 110,000 shares issued for consulting services valued at $11,000 or at $.10 per share and 300,000 shares sold to officers for $7,500 or $.025 per share. Further, included in the 110,000 shares issued for consulting services are 90,000 shares issued to officers and directors at a value of $9,000 or $.10 per share (See Note 3).

There were a total of 2,490,000 shares of common stock issued during the year ended December 31, 2007 Included in the 2,490,000 shares are 600,000 shares sold as part of a private placement as noted below for $30,000 at $.05 per share, 1,050,000 shares issued for consulting services valued at $52,500 or $.05 per share and 840,000 shares issued as payment of debt in the amount of $84,000 (See
Note 3).

On August 2, 2007, the Company authorized the sale in a private placement of 1,000,000 shares of common stock (pre-reverse stock split) at a price of $.05 per share under an exemption from registration provision of the Securities Act of 1933. The funds have been used to pay the costs associated with its administration and payment of professional fees to bring the Company to a fully reporting company within compliance of the Securities Act of 1933 and 1934 and during the year ended December 31, 2008 the Company effectively became a fully reporting company. As of December 31, 2008 and 2007, the Company sold a total of 900,000 and 600,000 shares of common stock respectively (pre reverse stock split) as part of this private placement for a total of $45,000 and $30,000 respectively in cash.

Preferred Share

The Company is authorized to issue 10,000,000 shares of no par value preferred stock. As of December 31, 2008 and 2007, the Company has no shares issued and outstanding.

                              BEDROCK ENERGY, INC.
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 3 - RELATED PARTY TRANSACTIONS

On December 29, 2008, an officer loaned the Company $2,500 and the Company issued an unsecured seven (7%) percent promissory note with principal and all accrued and unpaid interest due and payable on December 29, 2009. Therefore, as of December 31, 2008 and 2007, the Company owes the officers a total of $6,930 and $4,430 respectively plus as of December 31, 2008 and 2007 a total of $2,368 in accrued interest on the below Notes.

In addition, during the year ended December 31, 2008, the Company issued 30,000 shares of common stock respectively to each of its three Board members for a total of 90,000 shares of common stock in exchange for services rendered during the year ended December 31, 2008 in the amount of $2,500 per Board member and during the year ended December 31, 2007 in the amount of $500 per Board member for a total value of $9,000 or $.10 per share.

During the years ended December 31, 2007 and 2006 two officers of the Company each earned for services rendered fees in the amount of $6,000 and $18,000 respectively and these fees were recorded as accounts payable. Thus, as of April 30, 2007, the Company had an accounts payable balance of $84,000 or a total of $42,000 per officer. Subsequently, the Company issued promissory notes dated May 1, 2007 to each of its two officers in exchange for payment of these accounts payable as of April 30, 2007 in the amount of $42,000 for a total of $84,000 in Notes (the "Notes"). Each of these seven percent (7%) unsecured convertible Notes due April 30, 2008 could be converted into shares of common stock at the rate of ten (10) shares for each dollar of principal converted. Thereafter, on September 24, 2007, the Company and the officers mutually agreed pursuant to the terms of the Notes to issue 840,000 shares of common stock in exchange for payment of the $84,000 in Notes.


NOTE 4 - INCOME TAXES

As of December 31, 2008 and 2007, the Company had net operating loss carryforwards for income tax and financial reporting purposes of approximately $306,000 and $258,000, respectively, expiring in the years 2014 through 2028. The deferred tax assets that result from such operating loss carryforwards of approximately $92,000 and $78,000 at December 31, 2008 and 2007, respectively have been fully reserved for in the accompanying financial statements. During the years ended December 31, 2008 and 2007, the valuation allowance established against the net operating loss carryforwards increased by $14,000 and $23,000, respectively.


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

                              BEDROCK ENERGY, INC.
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 6 - RECENT ACCOUNTING PRONOUCEMENTS

There are no new accounting pronouncements affecting the Company during the years ended December 31, 2008 and 2007.


NOTE 7 - SUBSEQUENT EVENTS

On January 24, 2009, the Company entered in to a six month agreement with a consulting service whereby the company will be provided certain services in exchange for a monthly consulting fee of $5,000 which monthly fee will be paid in the form of 100,000 shares of the Company's common stock or $.05 per share.

On February 12, 2009, the Company purchased a ten year lease on 240 acres located in Morgan County Colorado from the Bureau of Land Management for $1,120 and the Company intends to develop this oil and gas acreage.

The Company entered into a ten month services agreement effective March 1, 2009 with both of its officers at the rate of $12,500 and $5,000 for the ten month period respectively whereby the Company agreed to issue upon execution of the agreement 250,000 and 100,000 shares of its common stock respectively at a value of $.05 per share.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Bedrock Energy, Inc.

Dated: March 30, 2009
                             By:  /s/ W. Edward Nichols
                                  ---------------------------------------------
                                      W. Edward Nichols,
                                      President,  Chief Executive Officer,
                                      Secretary/ and Chairman


                             By:  /s/ Herbert T. Sears
                                  ---------------------------------------------
                                      Chief Financial Officer, Treasurer and
                                      Director



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 30, 2009
                             Bedrock Energy, Inc.

                            /s/ W. Edward Nichols
                            ----------------------------------------------------
                                W. Edward Nichols, President, Chief Executive Officer, Secretary and Chairman

                            /s/ Herbert T. Sears
                            ----------------------------------------------------
                                Herbert T. Sears, Chief Financial Officer,
                                Treasurer and Director