Form 10-Q
period 2009-03-31
Bedrock Energy, Inc.
filed 2009-05-15
CIK 1434702

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                -----------------

                                    FORM 10Q
                                -----------------
(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2009

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from __________ to ___________

                       Commission file number: 333-151398

                              BEDROCK ENERGY, INC.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Colorado                                        02-0511381
 ------------------------                         ------------------------
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

As of May 13, 2009, there were 3,495,524 shares of the registrant's common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)                         Page
                                                                        ----

         Balance Sheets - March 31, 2009 and December 31, 2008           F-1

         Statements of Operations  -
                  Three months ended March 31, 2009 and 2008 and
                  From March 17, 1999 (Inception) to March 31, 2009      F-2

         Statements of Cash Flows -
                  Three months ended March 31, 2009 and 2008 and
                  From March 17, 1999 (Inception) to March 31, 2009      F-4

         Notes to the Financial Statements                               F-5

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                               1

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
                - Not Applicable

Item 4. Controls and Procedures                                           3

Item 4T.  Controls and Procedures                                         4

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings - Not Applicable                               4

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds      4

Item 3.  Defaults Upon Senior Securities - Not Applicable                 5

Item 4.  Submission of Matters to a Vote of Security Holders
                - Not Applicable                                          5

Item 5.  Other Information - Not Applicable                               5

Item 6.  Exhibits                                                         5
SIGNATURES                                                                6

                                     PART I

ITEM 1. FINANCIAL STATEMENTS


                                   BEDROCK ENERGY, INC.
                           (A Company in the Development Stage)

                                      BALANCE SHEETS
                                                                          March 31,              December 31,
                                                                             2009                    2008
                                                                        ---------------         ----------------
                              ASSETS                                     (Unaudited)               (Audited)
                              ------

CURRENT ASSETS:
   Cash                                                                        $ 6,113                 $ 11,662
   Prepaid Expenses                                                             15,750                       -
                                                                        ---------------         ----------------
                       Total Current Assets                                     21,863                   11,662

PROPERTY:
   Oil and Gas Lease                                                             1,122                       -
                                                                        ---------------         ----------------

                           TOTAL ASSETS                                       $ 22,985                 $ 11,662
                                                                        ===============         ================


               LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts Payable                                                            $ 3,464                  $ 2,368
   Loan from Affiliates                                                          3,750                    3,750
   Loan from Shareholders                                                        6,930                    6,930
                                                                        ---------------         ----------------

                         Total Liabilities                                      14,144                   13,048
                                                                        ---------------         ----------------


COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Preferred shares, no par value, non voting: 10,000,000
     shares authorized; no shares issued and outstanding                             -                        -
   Common shares, $.001 par value, voting: 200,000,000
     shares authorized; 3,495,524 and 2,845,524 issued and
     outstanding, respectively                                                   3,495                    2,845
   Additional paid in capital                                                  419,780                  387,930
   Deficit accumulated during the development stage                           (414,434)                (392,161)
                                                                        ---------------         ----------------

               Total Shareholders' Equity (Deficit)                              8,841                   (1,386)
                                                                        ---------------         ----------------

            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $ 22,985                 $ 11,662
                                                                        ===============         ================


             The accompanying notes are an integral part of these statements.


                                  BEDROCK ENERGY, INC.
                          (A Company in the Development Stage)

                                STATEMENTS OF OPERATIONS
                                      (Unaudited)

                                                                                                  Period From
                                                                                                  (Inception)
                                                                                                  March 17, 1999
                                                     For the Three Months Ended                     Through
                                              March 31, 2009             March 31, 2008           March 31, 2009
                                          -----------------------    -----------------------    -----------------

OPERATING EXPENSES:
   Salaries and related expenses          $                          $                    -      $       112,128
   Professional fees                                       2,804                      6,485               92,087
   Rent                                                        -                          -                3,801
   Service fees                                           16,750                      3,375              199,025
   Travel and entertainment                                1,251                          -               34,447
   General and administrative                              1,468                      1,614               33,087
                                          -----------------------    -----------------------    -----------------
        Total Operating Expenses                          22,273                     11,474              474,575
                                          -----------------------    -----------------------    -----------------

             Operating loss                              (22,273)                   (11,474)            (474,575)

OTHER INCOME:
   Other, net                                                  -                          -               60,141
                                          -----------------------    -----------------------    -----------------

NET LOSS
   BEFORE INCOME TAXES                                   (22,273)                   (11,474)            (414,434)

   Provision for income taxes                                  -                          -                    -
                                          -----------------------    -----------------------    -----------------

NET LOSS                                               $ (22,273)                 $ (11,474)          $ (414,434)
                                          =======================    =======================    =================


Basic and diluted
   (loss) per common share                               $ (0.01)                   $ (0.01)
                                          =======================    =======================

Basic and diluted
   weighted-average number
   of common shares outstanding                        3,203,857                  2,363,024
                                          =======================    =======================






             The accompanying notes are an integral part of these statements.


                                              BEDROCK ENERGY, INC.
                                      (A Company in the Development Stage)

                            STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                                                  (Unaudited)

                                                                                                                         Total
                                         Common Shares             Preferred Shares       Additional                 Shareholders'
                                       $.001 Par Value              No Par Value           Paid-in                      Equity
                                   Shares         Amount        Shares          Amount     Capital       Deficit       (Deficit)
                                ---------------------------  -------------------------  ------------  ------------ ----------------

BALANCES, Inception, March 17,
        1999                                 -   $       -              -   $       -   $         -   $         -   $            -
   Issuance of shares for
        services and cash              950,706         950              -           -        43,825             -           44,775
   Net loss                                  -            -             -           -             -       (29,784)         (29,784)
                                ---------------------------  -------------  ----------  ------------  ------------ ----------------

BALANCES, December 31, 1999            950,706         950              -           -        43,825       (29,784)          14,991
   Issuance of shares for debt,
        services and cash               39,818          40              -           -       140,960             -          141,000
   Net loss                                  -           -              -           -             -      (215,994)        (215,994)
                                ---------------------------  -------------  ----------  ------------  ------------ ----------------

BALANCES, December 31, 2000            990,524         990              -           -       184,785      (245,778)         (60,003)
   Net income                                -           -              -           -             -         9,233            9,233
                                ---------------------------  -------------  ----------  ------------  ------------ ----------------

BALANCES, December 31, 2001            990,524         990              -           -       184,785      (236,545)         (50,770)
   Net income                                -           -              -           -             -        49,137           49,137
                                ---------------------------  -------------  ----------  ------------  ------------ ----------------

BALANCES, December 31, 2002            990,524         990              -           -       184,785      (187,408)          (1,633)
   Net loss                                  -           -              -           -             -          (890)            (890)
                                ---------------------------  -------------  ----------  ------------  ------------ ----------------

BALANCES, December 31, 2003            990,524         990              -           -       184,785      (188,298)          (2,523)
   Net loss                                  -           -              -           -             -        (5,657)          (5,657)
                                ---------------------------  -------------  ----------  ------------  ------------ ----------------

BALANCES, December 31, 2004            990,524         990              -           -       184,785      (193,955)          (8,180)
   Net loss                                  -           -              -           -             -       (36,000)         (36,000)
                                ---------------------------  -------------  ----------  ------------  ------------ ----------------

BALANCES, December 31, 2005            990,524         990              -           -       184,785      (229,955)         (44,180)
   Net loss                                  -           -              -           -             -       (36,000)         (36,000)
                                ---------------------------  -------------  ----------  ------------  ------------ ----------------

BALANCES, December 31, 2006            990,524         990              -           -       184,785      (265,955)         (80,180)
   Issuance of shares for debt,
         services and cash           1,245,000       1,245              -           -       165,255             -          166,500
   Net loss                                  -           -              -           -             -       (78,097)         (78,097)
                                ---------------------------  -------------  ----------  ------------  ------------ ----------------

BALANCES, December 31, 2007          2,235,524       2,235              -           -       350,040      (344,052)           8,223
   Issuance of shares for
        services and cash              610,000         610              -           -        37,890             -           38,500
   Net loss                                  -           -              -           -             -       (48,109)         (48,109)
                                ---------------------------  -------------  ----------  ------------  ------------ ----------------

BALANCES, December 31, 2008          2,845,524       2,845              -           -       387,930      (392,161)          (1,386)
   Issuance of shares for
        services                       650,000         650              -           -        31,850             -           32,500
   Net loss                                  -           -              -           -             -       (22,273)         (22,273)

                                ---------------  ----------  ---------------------------------------  ------------ ----------------
BALANCES, March 31, 2009             3,495,524     $ 3,495              -   $       -     $ 419,780     $(414,434)         $ 8,841
                                ===============  ==========  =======================================  ============ ================


                The accompanying notes are an integral part of these statements.


                                      BEDROCK ENERGY, INC.
                              (A Company in the Development Stage)

                                    STATEMENTS OF CASH FLOWS
                                          (Unaudited)
                                                                                                            Period From
                                                                                                            (Inception)
                                                                                                            March 17, 1999
                                                                For the Three Months Ended                    Through
                                                        March 31, 2009             March 31, 2008           March 31, 2009
                                                     ----------------------     ----------------------    -----------------

CASH FLOW FROM OPERATING ACTIVITIES:
   Net loss                                           $          $ (22,273)     $             (11,474)    $       (414,434)
   Adjustments to reconcile net (loss) to net cash
      (used in) operating activities:
     Issuance of common shares for services                         32,500                      9,000              155,775
     Issuance of debt for services                                      -                          -                12,000
     Debt forgiveness                                                   -                          -               (62,509)
     (Increase) in current assets                                  (15,750)                    (5,625)             (15,750)
     Increase in accounts payable                                    1,096                      1,316              127,041
                                                     ----------------------     ----------------------    -----------------

       Net cash used in operating activities                        (4,427)                    (6,783)            (197,877)
                                                     ----------------------     ----------------------    -----------------

CASH FLOW FROM INVESTING ACTIVITIES:
  Purchase of Lease                                                 (1,122)                        -                (1,122)
                                                     ----------------------     ----------------------    -----------------

       Net cash used in investing activities                        (1,122)                        -                (1,122)
                                                     ----------------------     ----------------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from related party payable                                   -                         -                21,612
   Sale of common shares                                                 -                     10,000              183,500
                                                     ----------------------     ----------------------    -----------------

     Net cash provided by financing activities                           -                     10,000              205,112
                                                     ----------------------     ----------------------    -----------------

NET (DECREASE) INCREASE IN CASH                                     (5,549)                     3,217                6,113

CASH, BEGINNING OF PERIOD                                           11,662                     18,771                    -
                                                     ----------------------     ----------------------    -----------------

CASH, END OF PERIOD                                   $              6,113      $              21,988      $         6,113
                                                     ======================     ======================    =================


NONCASH ACTIVITIES:
   Issuance of common shares for debt                 $                 -       $                  -       $        84,000
                                                     ======================     ======================    =================







                The accompanying notes are an integral part of these statements.

                              BEDROCK ENERGY, INC.
                      (A Company in the Development Stage)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2009
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The Company was incorporated in Colorado on August 11, 2004, and its name changed to Bedrock Energy, Inc. on October 18, 2007 from CellTouch, Inc. Enviromart.com, Inc. was incorporated in New Hampshire in March of 1999. On September 21, 2004 CellTouch, Inc. and Enviromart.com, Inc. (collectively the "Company") were merged under the laws of the State of Colorado and CellTouch, Inc. became the surviving entity. The Company has been in the development stage since its inception. Activities through March 31, 2009 include the raising of equity capital and the formation of a previous business plan to sell environmental products over the Internet as well as the current business plan to merge with or acquire and develop assets from a company in the oil and gas industry.

Interim Presentation

In the opinion of the management of the Company, the accompanying unaudited financial statements include all material adjustments, including all normal and recurring adjustments, considered necessary to present fairly the financial position and operating results of the Company for the periods presented. The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008. It is the Company's opinion that when the interim financial statements are read in conjunction with the December 31, 2008 Annual Report on Form 10-K, the disclosures are adequate to make the information presented not misleading. Interim results are not necessarily indicative of results for a full year or any future period.

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

                              BEDROCK ENERGY, INC.
                      (A Company in the Development Stage)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2009
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments

The Company's financial instruments, including cash, other assets and payables approximate fair value due to the short-term nature of those instruments.

Going Concern

The Company's financial statements for the three months ended March 31, 2009 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported an accumulated deficit in the development stage of $414,434 as of March 31, 2009. The Company did not recognize revenues from its activities during the three months ended March 31, 2009. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Management's plans in this regard are to raise capital through the issuance of common shares as well as seek a merger partner. The accompanying financial statement do not include any adjustments relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company discontinue operations.

NOTE 2 - OIL AND GAS LEASE

On February 12, 2009,the Company acquired a 100% net revenue interest in 240 acres in Morgan County, Colorado in exchange for cash of $1,122. The acreage in Morgan County, Colorado, is located approximately forty-five miles north of Denver, Colorado and lies in what is called the Denver, Julesberg Basin (DJ Basin). The DJ Basin is the predominant geological structure in Northern Colorado. The shallow "J" and "D" sand formations of the DJ Basin constitutes a common source of oil and gas. The acreage in Morgan County has forty (40) acre drilling and spacing units for the production of oil and gas from the "D" and "J" sand formations.

The acreage contained within these leases have a 10-year "primary term" (2018), but may be extended if drilling operations are in progress, or if other conditions are met. The term of a lease can continue as long as the lessee produces oil and gas in paying quantities during the term of the lease.

NOTE 3 - SHAREHOLDERS' EQUITY

Preferred Share

The Company is authorized to issue 10,000,000 shares of no par value preferred stock. As of March 31, 2009, the Company has no shares issued and outstanding.

Common Share

The Company is authorized to issue 200,000,000 shares of $.001 voting common stock. On March 24, 2008, the Company, as a result of shareholder approval, implemented a one share for two share reverse stock split. As of March 31, 2009 and 2008, there were a total of 3,495,524 and 2,425,524 shares of common stock issued and outstanding respectively.

                              BEDROCK ENERGY, INC.
                      (A Company in the Development Stage)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2009
                                   (Unaudited)

During the three months ended March 31, 2009, the Company issued a total of 650,000 shares of its common stock for services valued at a value of $32,500 (See Note 3) or $.05 per share. Of the 650,000 common shares, 350,000 shares were issued to the Company's directors.

During the three months ended March 31, 2008, the Company issued 190,000 shares of its common stock, of which 90,000 of these shares were issued for services rendered at a value of $9,000 (See Note 3) and 100,000 shares issued as part of a private placement in the amount of $10,000 in cash.

On August 2, 2007, the Company authorized the sale in a private placement of 1,000,000 shares of common stock (pre-reverse stock split) at a price of $.05 per share under an exemption from registration provision of the Securities Act of 1933. The funds were used to pay the costs associated with its administration and payment of professional fees to bring the Company to a fully reporting company within compliance of the Securities Act of 1933 and 1934. As of March 31, 2008, the Company sold a total of 700,000 shares of common stock (pre reverse stock split) as part of this private placement for a total of $35,000 in cash.

NOTE 4 - RELATED PARTY TRANSACTIONS

As of March 31, 2009, the Company owes the officers a total $6,930 plus a total of $2,368 in accrued interest relative to previously issued promissory notes.

During the three months ended March 31, 2009, the Company issued total of 350,000 shares of common stock to its two Board members in exchange for services to be rendered during the period March 1, 2009 through December 31, 2009 at a value of $17,500 (250,000 shares to Mr. Nichols and 100,000 shares to Mr. Sears ). As of March 31, 2009, the Company has prepaid expense of $15,750 in consulting fees as a result of the issuance of the 350,000 shares of common stock to its directors.

During the three months ended March 31, 2008, the Company authorized the issuance of 30,000 shares of common stock to each of its three Board members in exchange for services rendered during the year 2007 in the amount of $500 and during the year 2008 in the amount of $2,500.

NOTE 5 - INCOME TAXES

As of March 31, 2009, the Company had net operating loss carryforwards for income tax and financial reporting purposes of approximately $329,000 expiring in the years 2014 through 2028. The deferred tax assets that result from such operating loss carryforwards of approximately $110,000 as of March 31, 2009 have been fully reserved for in the accompanying financial statements. During the three months ended March 31, 2009, the valuation allowance established against the net operating loss carryforwards increased by $8,000.

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

PLAN OF OPERATIONS

We had no operations prior to and we had no revenues during the three months ended March 31, 2009. We have minimal capital and minimal cash. We are illiquid and need cash infusions from investors or shareholders to provide capital, or loans from any sources.

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

We will need substantial additional capital to support our proposed future energy operations. We have no revenues. We have no committed source for any funds as of date hereof. No representation is made that any funds will be available when needed. In the event funds cannot be raised when needed, we may not be able to carry out our business plan, may never achieve sales or royalty income, and could fail in business as a result of these uncertainties.

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

RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

During the three months ended March 31, 2009 and 2008, we did not recognize any revenues from our business activities.

During the three months ended March 31, 2009, we incurred total operating expenses of $22,273 compared to $11,474 during the three months ended March 31, 2008. The increase of $10,799 was a result of $13,375 increase in services offset by a decrease of $3,681 decrease in professional services. The increase in services was a result of our activities in acquiring leases.

During the three months ended March 31, 2009, we incurred a net loss of $22,273 compared to a net loss of $11,474 during the three months ended March 31, 2008. The decrease of $10,799 is a result of the $13,375 increase in services offset by the $3,681 decrease in professional services, as discussed above.

LIQUIDITY

At March 31, 2009, we had total assets of $21,863, consisting of cash of $6,113 and a prepaid expense of $15,750. At March 31, 2009, we had total liabilities of $14,144, consisting of $3,464 in accounts payables and $10,680 in loans from affiliates and shareholders. At March 31, 2009, we had an accumulated deficit of $414,434.

During the three months ended March 31, 2009, we used net cash of $4,427 in operational activities. During the three months ended March 31, 2008, we used net cash of $6,783 in operational activities. During the three months ended March 31, 2009, we recognized a net loss of $22,273, which was adjusted for a non-cash activity of $32,500 in common stock that was issued for services.

During the three months ended March 31, 2009, the Company issued 350,000 shares of common stock to its two Board members in exchange for services to be rendered during the period March 1, 2009 through December 31, 2009 at a value of $17,500. As of March 31, 2009, the Company has prepaid expense of $15,750 in consulting fees as a result of the issuance of the 350,000 shares of common stock to its directors.

During the three months ended March 31, 2009, the Company used $1,122 in its investing activities. The funds were used to purchase a 100% net revenue interest in 240 acres in Morgan County, Colorado as discussed in the Plan of Operations.

During the three months ended March 31, 2009, the Company neither received nor used funds in its investing activities. During the three months ended March 31, 2008, the Company received $10,000 from its financing activities. The $10,000 was from the sale of 100,000 shares of the Company's restricted common stock.

We have minimal cash at March 31, 2009 and no other assets, and we will be reliant upon shareholder loans or private placements of equity to fund any kind of operations. We have secured no sources of loans or private placements at this time.

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

No commitments to provide additional funds have been made by our management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to us to allow it to cover our expenses as they may be incurred. In addition, the United States is experiencing severe instability in the commercial and investment banking systems which is likely to continue to have far-reaching effects on the economic activity in the country for an indeterminable period. The long-term impact on the United States economy and the Company's operating activities and ability to raise capital cannot be predicted at this time, but may be substantial.

ITEM 3.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 4.  CONTROLS AND PROCEDURES

Disclosures Controls and Procedures

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a 15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC's rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow for timely decisions regarding required disclosure.

As required by SEC Rule 15d-15(b), our Chief Executive Officer and Chief Financial Officer for the quarter ended March 31, 2009, carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, Messrs. Nichols and Sears have concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure as a result of the deficiency in our internal control over financial reporting discussed below.

ITEM 4T. CONTROLS AND PROCEDURES

Management's Report on Internal Control over Financial Reporting

This quarterly report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission of newly public companies.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                NONE

ITEM 2.  CHANGES IN SECURITIES

The Company made the following unregistered sales of its securities from January 1, 2009 to March 31, 2009.


  DATE OF SALE      TITLE OF SECURITIES      NO. OF SHARES           CONSIDERATION           CLASS OF PURCHASER
----------------- ------------------------- ---------------- ------------------------------ ----------------------

 March 2009       Common stock              350,000          $17,500 Services               Directors
----------------- ------------------------- ---------------- ------------------------------ ----------------------
   March 2009     Common stock              300,000          $15,000 Services               Affiliate
----------------- ------------------------- ---------------- ------------------------------ ----------------------

Exemption From Registration Claimed

All of the sales by the Company of its unregistered securities were made by the Company in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act"). All of the individuals and/or entities listed above that purchased the unregistered securities were almost all existing shareholders, all known to the Company and its management, through pre-existing business relationships, as long standing business associates, and employees. All purchasers were provided access to all material information, which they requested, and all information necessary to verify such information and were afforded access to management of the Company in connection with their purchases. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the Company. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

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





                                 BEDROCK ENERGY, INC.
                                 (Registrant)



Dated:   May 13, 2009            By: /s/ W. Edward Nichols
                                     ---------------------------------------
                                      W. Edward Nichols, President, Chief
                                        Executive Officer





Dated:   May 14, 2009            By: /s/Herbert T. Sears
                                     ---------------------------------------
                                     Herbert T. Sears, Chief Financial Officer