Form 10-Q
period 2009-06-30
Bedrock Energy, Inc.
filed 2009-08-11
CIK 1434702

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                -----------------

                                    FORM 10Q
                                -----------------
(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2009

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

As of August 10, 2009, there were 3,505,524 shares of the registrant's common stock issued and outstanding.




PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)                                                  Page
                                                                                                 ----

         Balance Sheets - June 30, 2009 and December 31, 2008                                    F-1

         Statements of Operations  -
                  Three and Six months ended June 30, 2009 and 2008 and
                  From March 17, 1999 (Inception) to June 30, 2009                               F-2

         Statements of Stockholders' Equity (Deficit)
                  From March 17, 1999 (Inception) to June 30, 2009                               F-4

         Statements of Cash Flows -
                  Six months ended March 31, 2009 and 2008 and
                  From March 17, 1999 (Inception) to June 30, 2009                               F-6

         Notes to the Financial Statements                                                       F-7

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                       1

Item 3.  Quantitative and Qualitative Disclosures About Market Risk - Not Applicable              3

Item 4. Controls and Procedures                                                                   4

Item 4T.  Controls and Procedures                                                                 4

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings -Not Applicable                                                        4

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds  - Not applicable            4                4

Item 3.  Defaults Upon Senior Securities - Not Applicable                                         4

Item 4.  Submission of Matters to a Vote of Security Holders - Not Applicable                     4

Item 5.  Other Information - Not Applicable                                                       5

Item 6.  Exhibits                                                                                 5
SIGNATURES                                                                                        6




                                     PART I

ITEM 1. FINANCIAL STATEMENTS





                              BEDROCK ENERGY, INC.
                      (A Company in the Development Stage)

                                 BALANCE SHEETS




                                                                           June 30,              December 31,
                                                                             2009                    2008
                                                                        ---------------         ----------------
                              ASSETS                                     (Unaudited)               (Audited)
                              ------

CURRENT ASSETS:
   Cash                                                                          $ 590                 $ 11,662
   Prepaid Expenses                                                             10,500                        -
                                                                        ---------------         ----------------
                       Total Current Assets                                     11,090                   11,662

PROPERTY:
   Oil and Gas Lease                                                             1,122                        -
                                                                        ---------------         ----------------

                           TOTAL ASSETS                                       $ 12,212                 $ 11,662
                                                                        ===============         ================


               LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts Payable                                                            $ 5,768                  $ 2,368
   Accrued Fees                                                                 15,000                        -
   Loan from Affiliates                                                          3,750                    3,750
   Loan from Shareholders                                                        6,930                    6,930
                                                                        ---------------         ----------------

                         Total Liabilities                                      31,448                   13,048
                                                                        ---------------         ----------------


COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Preferred shares, no par value, non voting: 10,000,000
     shares authorized; no shares issued and outstanding                             -                        -
   Common shares, $.001 par value, voting: 200,000,000
     shares authorized; 3,505,524 and 2,845,524 issued
     and outstanding, respectively                                               3,505                    2,845
   Additional paid in capital                                                  420,270                  387,930
   Deficit accumulated during the development stage                           (443,011)                (392,161)
                                                                        ---------------         ----------------

               Total Shareholders' Equity (Deficit)                            (19,236)                  (1,386)
                                                                        ---------------         ----------------

            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $ 12,212                 $ 11,662
                                                                        ===============         ================


The accompanying notes are an integral part of these statements.

                              BEDROCK ENERGY, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF OPERATONS
                                  (Unuadited)




                                                     For the Three Months Ended            For the Six Months Ended
                                              June 30, 2009              June 30, 2008             June 30, 2009
                                          -----------------------    -----------------------   ----------------------

OPERATING EXPENSES:
   Salaries and related expenses          $                    -         $                -       $                -
   Professional fees                                       6,031                      2,807                    8,835
   Rent                                                        -                          -                        -
   Service fees                                           20,750                     32,025                   37,500
   Travel and entertainment                                1,354                      1,821                    2,716
   General and administrative                                442                      2,477                    1,799
                                          -----------------------    -----------------------   ----------------------
        Total Operating Expenses                          28,577                     39,130                   50,850
                                          -----------------------    -----------------------   ----------------------

             Operating loss                              (28,577)                   (39,130)                 (50,850)

OTHER INCOME:
   Other, net                                                  -                          -                        -
                                          -----------------------    -----------------------   ----------------------

NET LOSS
   BEFORE INCOME TAXES                                   (28,577)                   (39,130)                 (50,850)

   Provision for income taxes                                  -                          -                       -
                                          -----------------------    -----------------------   ----------------------
NET LOSS                                               $ (28,577)                 $ (39,130)               $ (50,850)
                                          =======================    =======================   ======================

Basic and diluted
   (loss) per common share                               $ (0.01)                   $ (0.02)                 $ (0.02)
                                          =======================    =======================   ======================
Basic and diluted
   weighted-average number
   of common shares outstanding                        3,505,524                  2,525,524                3,315,048
                                          =======================    =======================   ======================



The accompanying notes are an integral part of these statements.

                              BEDROCK ENERGY, INC.
                      (A Company in the Development Stage)

                             STATEMENTS OF OPERATONS
                                   (Unuadited)
(continued)


                                                                                Period From
                                                                                 (Inception)
                                                                                March 17, 1999
                                                     For the Six Months Ended    Through
                                                           June 30, 2008        June 30, 2009
                                                           --------------       -------------
OPERATING EXPENSES:
   Salaries and related expenses                           $               -             $ 112,128
   Professional fees                                                    9,292               98,118
   Rent                                                                     -                3,801
   Service fees                                                        35,400              219,775
      Travel and entertainment                                          3,110               35,912
      General and administrative                                        2,802               33,418
                                                       -----------------------    -----------------
           Total Operating Expenses                                    50,604              503,152
                                                       -----------------------    -----------------

                Operating loss                                        (50,604)            (503,152)

   OTHER INCOME:
      Other, net                                                            -               60,141
                                                       -----------------------    -----------------

   NET LOSS
      BEFORE INCOME TAXES                                             (50,604)            (443,011)

      Provision for income taxes                                            -                    -
                                                       -----------------------    -----------------
   NET LOSS                                                         $ (50,604)          $ (443,011)
                                                       =======================    =================

   Basic and diluted
      (loss) per common share                                         $ (0.02)
                                                       =======================
   Basic and diluted
      weighted-average number
      of common shares outstanding                                  2,414,810
                                                       =======================



The accompanying notes are an integral part of these statements.

                              BEDROCK ENERGY, INC.

                     (A Company in the Defvleopment Stage)

            STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                                  (Unaudited)




                                                             Common Shares               Preferred Shares         Additional
                                                               $.001 Par Value                No Par Value         Paid-in
                                                       Shares         Amount          Shares          Amount       Capital
                                                  -----------------------------  ------------------------------  ------------
BALANCES, Inception, March 17, 1999                              -         $ -                 -         $ -      $        -
   Issuance of shares for services and cash                950,706         950                 -           -          43,825
   Net loss                                                      -           -                 -           -               -
                                                  ------------------  ---------- ------------------  ----------  -------------

BALANCES, December 31, 1999                                950,706         950                 -           -          43,825
   Issuance of shares for debt, services and cash           39,818          40                 -           -         140,960
   Net loss                                                      -           -                 -           -               -
                                                  ------------------  ---------- ------------------  ----------  -------------

BALANCES, December 31, 2000                                990,524         990                 -           -         184,785
   Net income                                                    -           -                 -           -               -
                                                  ------------------  ---------- ------------------  ----------  -------------

BALANCES, December 31, 2001                                990,524         990                 -           -         184,785
   Net income                                                    -           -                 -           -               -
                                                  ------------------  ---------- ------------------  ----------  -------------

BALANCES, December 31, 2002                                990,524         990                 -           -         184,785
   Net loss                                                      -           -                 -           -               -
                                                  ------------------  ---------- ------------------  ----------  -------------

BALANCES, December 31, 2003                                990,524         990                 -           -         184,785
   Net loss                                                      -           -                 -           -               -
                                                  ------------------  ---------- ------------------  ----------  -------------

BALANCES, December 31, 2004                                990,524         990                 -           -         184,785
   Net loss                                                      -           -                 -           -               -
                                                  ------------------  ---------- ------------------  ----------  -------------

BALANCES, December 31, 2005                                990,524         990                 -           -         184,785
   Net loss                                                      -           -                 -           -               -
                                                  ------------------  ---------- ------------------  ----------  -------------

BALANCES, December 31, 2006                                990,524         990                 -           -         184,785
   Issuance of shares for debt, services and cash        1,245,000       1,245                 -           -         165,255
   Net loss                                                      -           -                 -           -               -
                                                  ------------------  --------- -------------------  ----------  ------------

BALANCES, December 31, 2007                              2,235,524       2,235                 -           -         350,040
   Issuance of shares for services and cash                610,000         610                 -           -          37,890
   Net loss                                                      -           -                 -           -               -
                                                  ------------------  --------- -------------------  ----------  -------------

BALANCES, December 31, 2008                              2,845,524       2,845                 -           -         387,930
   Issuance of shares for services                         660,000         660                 -           -          32,340
   Net loss                                                      -           -                 -           -               -
                                                  -----------------  ----------  ------------------  ----------- -------------

BALANCES, June 30, 2009                                $ 3,505,524     $ 3,505                 -         $ -     $   420,270
                                                  =================  ==========  ==================  =========== ============


The accompanying notes are an integral part of these statements.

                              BEDROCK ENERGY, INC.

                      (A Company in the Defvleopment Stage)

             STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                                   (Unaudited)
(continued)

                                                                      Total
                                                                   Shareholders'
                                                                      Equity
                                                       Deficit       (Deficit)
                                                     ------------ ----------------
BALANCES, Inception, March 17, 1999                  $        -     $        -
   Issuance of shares for services and cash                   -         44,775
   Net loss                                             (29,784)       (29,784)
                                                      ----------- ----------------

BALANCES, December 31, 1999                             (29,784)        14,991
   Issuance of shares for debt, services and cash             -        141,000
   Net loss                                            (215,994)      (215,994)
                                                      ----------- ----------------

BALANCES, December 31, 2000                            (245,778)       (60,003)
   Net income                                             9,233          9,233
                                                      ----------- ----------------

BALANCES, December 31, 2001                            (236,545)       (50,770)
   Net income                                            49,137         49,137
                                                      ----------- ----------------

BALANCES, December 31, 2002                            (187,408)        (1,633)
   Net loss                                                (890)          (890)
                                                      ----------- ----------------

BALANCES, December 31, 2003                            (188,298)        (2,523)
   Net loss                                              (5,657)        (5,657)
                                                      ----------- ----------------

BALANCES, December 31, 2004                            (193,955)        (8,180)
   Net loss                                             (36,000)       (36,000)
                                                      ----------- ----------------

BALANCES, December 31, 2005                            (229,955)       (44,180)
   Net loss                                             (36,000)       (36,000)
                                                      ----------- ----------------

BALANCES, December 31, 2006                            (265,955)         (80,180)
   Issuance of shares for debt, services and cash             -          166,500
   Net loss                                             (78,097)         (78,097)
                                                     ------------ ----------------

BALANCES, December 31, 2007                            (344,052)           8,223
   Issuance of shares for services and cash                   -           38,500
   Net loss                                             (48,109)         (48,109)
                                                      ----------- ----------------

BALANCES, December 31, 2008                            (392,161)          (1,386)
   Issuance of shares for services                            -           33,000
   Net loss                                             (50,850)         (50,850)
                                                      ----------- ----------------

BALANCES, June 30, 2009                               $(443,011)       $ (19,236)
                                                     ============ ================

The accompanying notes are an integral part of these statements.

                              BEDROCK ENERGY, INC.
                      (A Company in the Deve.opment Stage)

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                                                                            Period From
                                                                                                            (Inception)
                                                                                                            March 17, 1999
                                                                 For the Six Months Ended                     Through
                                                         June 30, 2009              June 30, 2008            June 30, 2009
                                                     ----------------------     ----------------------    -----------------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net (loss)                                                    $ (50,850)                 $ (50,604)          $ (443,011)
   Adjustments to reconcile net (loss) to net cash
      (used in) operating activities:
     Issuance of common shares for services                         33,000                      9,000              156,275
     Issuance of debt for services                                       -                          -               12,000
     Debt forgiveness                                                    -                          -              (62,509)
     (Increase) in current assets                                  (10,500)                    (3,600)             (10,500)
     Increase (Decrease) in accruals/payables                       18,400                     30,000              144,345
                                                     ----------------------     ----------------------    -----------------
       Net cash used in operating activities                        (9,950)                   (15,204)            (203,400)
                                                     ----------------------     ----------------------    -----------------
CASH FLOW FROM INVESTING ACTIVITIES:
  Purchase of Lease                                                 (1,122)                         -               (1,122)
                                                     ----------------------     ---------------------     -----------------
       Net cash used in investing activities                        (1,122)                         -               (1,122)
                                                     ----------------------     ---------------------     -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from related party payable                                   -                          -               21,612
   Sale of common shares                                                 -                     20,000              183,500
                                                     ----------------------     ----------------------    -----------------

     Net cash provided by financing activities                           -                     20,000              205,112
                                                     ----------------------     ----------------------    -----------------
NET (DECREASE) INCREASE IN CASH                                    (11,072)                     4,796                  590

CASH, BEGINNING OF PERIOD                                           11,662                     18,771                    -
                                                     ----------------------     ----------------------    -----------------
CASH, END OF PERIOD                                                  $ 590                   $ 23,567                $ 590
                                                     ======================     ======================    =================

NONCASH ACTIVITIES:
   Issuance of common shares for debt                 $                  -       $                  -             $ 84,000
                                                     ======================     ======================    =================


The accompanying notes are an integral part of these statements.

                                       (A Company in the Development Stage)
                                           NOTES TO FINANCIAL STATEMENTS
                                                   June 30, 2009
                                                    (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The Company was incorporated in Colorado on August 11, 2004 and its name changed to Bedrock Energy, Inc. on October 18, 2007 from CellTouch, Inc. Enviromart.com, Inc. was incorporated in New Hampshire in March of 1999. On September 21, 2004 CellTouch, Inc. and Enviromart.com, Inc. (collectively the "Company") were merged under the laws of the State of Colorado and CellTouch, Inc. became the surviving entity. The Company has been in the development stage since its inception. Activities through June 30, 2009, include the raising of equity capital and the formation of a previous business plan to sell environmental products over the Internet as well as the current business plan to merge with or acquire and develop assets from a company in the oil and gas industry.

Interim Presentation

In the opinion of the management of the Company, the accompanying unaudited financial statements include all material adjustments, including all normal and recurring adjustments, considered necessary to present fairly the financial position and operating results of the Company for the periods presented. The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008. It is the Company's opinion that when the interim financial statements are read in conjunction with the December 31, 2008 Annual Report on Form 10-K, the disclosures are adequate to make the information presented not misleading. Interim results are not indicative of results for a full year or any future period.

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

                              BEDROCK ENERGY, INC.
                      (A Company in the Development Stage)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2009
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments

The Company's financial instruments, including cash, other assets and payables approximate fair value due to the short-term nature of those instruments.

Going Concern

The Company's financial statements for the three and six months ended June 30, 2009 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported an accumulated deficit in the development stage of $443,011 as of June 30, 2009. The Company did not recognize revenues from its activities during the three and six months ended June 30, 2009. These factors raise substantial doubt about the Company's ability to continue as a going concern.

NOTE 2 - SHAREHOLDERS' EQUITY

Preferred Share

The Company is authorized to issue 10,000,000 shares of no par value preferred stock. As of June 30, 2009, the Company has no shares issued and outstanding.

Common Share

The Company is authorized to issue 200,000,000 shares of $.001 voting common stock. On March 24, 2008 the Company, as a result of shareholder approval, implemented a one share for two share reverse stock split. As of June 30, 2009 and 2008 there were a total of 3,505,524 and 2,525,524 shares of common stock issued and outstanding respectively.

During the three and six months ended June 30, 2009, the Company issued 10,000 and 650,000 shares of its common stock for services valued at $500 and $33,000 respectively (See Note 3) or $.05 per share.

During the three and six months ended June 30, 2008, the Company issued zero and 90,000 shares of its common stock for services valued at $0 and $9,000 respectively (See Note 3) or $.10 per share as well as 100,000 and 200,000 shares of its common stock for cash at $10,000 and $20,000 respectively or $.10 per share as part of a private placement.

On August 2, 2007, the Company authorized the sale in a private placement of 1,000,000 shares of common stock (pre-reverse stock split) at a price of $.05 per share under an exemption from registration provision of the Securities Act of 1933. The funds were used to pay the costs associated with its administration and payment of professional fees to bring the Company to a fully reporting company within compliance of the Securities Act of 1933 and 1934. As of June 30, 2008, the Company sold a total of 900,000 shares of common stock (pre reverse stock split) as part of this private placement for a total of $45,000 in cash.

                              BEDROCK ENERGY, INC.
                      (A Company in the Development Stage)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2009
                                   (Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

As of June 30, 2009, the Company owes the officers a total $6,930 plus a total of $2,368 in accrued interest relative to previously issued promissory notes.

During the three and six months ended June 30, 2009, the Company issued zero and 350,000 shares of common stock to its two Board members in exchange for services valued at $0 and $17,500 respectively of which the $17,500 is for services to be rendered during the period March 1, 2009 through December 31, 2009. As of June 30, 2009, the Company has prepaid expense of $10,500 in consulting fees as a result of the issuance of the above shares of common stock to its directors.

During the three and six months ended June 30, 2008, the Company authorized the issuance of zero and 90,000 shares of common stock to its three Board members in exchange for services valued at $0 and $9,000 respectively of which the $9,000 was comprised of services rendered during the year 2007 in the amount of $1,500 and during the year 2008 in the amount of $7,500.

NOTE 4 - INCOME TAXES

As of June 30, 2009, the Company had net operating loss carryforwards for income tax and financial reporting purposes of approximately $358,000 expiring in the years 2014 through 2028. The deferred tax assets that result from such operating loss carryforwards of approximately $118,000 as of June 30, 2009 have been fully reserved for in the accompanying financial statements. During the six months ended June 30, 2009, the valuation allowance established against the net operating loss carryforwards increased by $16,000.

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

 OPERATIONS
 ----------

We had no operations prior to and we had no revenues during the six months ended June 30, 2009. We have minimal capital and minimal cash. We are illiquid and need cash infusions from investors or shareholders to provide capital, or loans from any sources.

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

RESULTS OF OPERATIONS
---------------------

For the Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008

During the three months ended June 30, 2009 and 2008, we did not recognize any revenues from our business activities.

During the three months ended June 30, 2009, we incurred total operating expenses of $28,577 compared to $39,130 during the three months ended June 30, 2008. The decrease of $10,553 was a result of $11,275 decrease in service fees offset by an increase of $3,224 in professional services.

During the three months ended June 30, 2009, we incurred a net loss of $28,577 compared to a net loss of $39,130 during the three months ended June 30, 2008. The decrease of $10,553 is a result of the $11,275 decrease in service fees offset by an increase of $3,224 in professional services, as discussed above.

For the Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008

During the six months ended June 30, 2009 and 2008, we did not recognize any revenues from our business activities.

During the six months ended June 30, 2009, we incurred operational expenses of $50,850 compared to $50,604 for the six months ended June 30, 2008. The increase of $246 was a result of $2,100 increase in service fees offset by a $457 decrease in professional fees and a $1,003 decrease in general and administrative expenses.

During the six months ended June 30, 2009, we incurred a net loss of $50,850 compared to $50,604 for the six months ended June 30, 2008. The increase of $246 was a result of $2,100 increase in service fees offset by a $457 decrease in professional fees and a $1,003 decrease in general and administrative expenses.

LIQUIDITY
---------

At June 30, 2009, we had total current assets of $11,090, consisting of cash of $590 and a prepaid expense of $10,500. At June 30, 2009, we had total liabilities of $31,448, consisting of $5,768 in accounts payables, accrued fees of $15,000 and $10,680 in loans from affiliates and shareholders. AtJune 30, 2009, we had an accumulated deficit of $443,011.

During the six months ended June 30, 2009, we used net cash of $9,950 in operational activities. During the six months ended June 30, 2008, we used net cash of $15,204 in operational activities. During the six months ended June 30, 2009, we recognized a net loss of $50,850, which was adjusted for a non-cash activity of $33,000 in common stock that was issued for services.

During the six months ended June 30, 2009, the Company issued 350,000 shares of common stock to its two Board members in exchange for services valued at $17,500 respectively of which the $17,500 is for services to be rendered during the period March 1, 2009 through December 31, 2009. As of June 30, 2009, the Company has prepaid expense of $10,500 in consulting fees as a result of the issuance of the above shares of common stock to its directors.

During the six months ended June 30, 2009, the Company used $1,122 in its investing activities. The funds were used to purchase a 100% net revenue interest in 240 acres in Morgan County, Colorado as discussed in Operations. During the six months ended June 30, 2008, the Company neither received nor used funds in its investing activities.

During the six months ended June 30, 2009, the Company did not receive or use funds in its financing activities. During the six months ended June 30, 2008, the Company received $120,000 from its financing activities. The $20,000 was from the sale of 200,000 shares of the Company's restricted common stock.

We have minimal cash at June 30, 2009 and no other assets, and we will be reliant upon shareholder loans or private placements of equity to fund any kind of operations. We have secured no sources of loans or private placements at this time.

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

In addition, the United States is has severe instability in the commercial and investment banking systems which is likely to continue to have far-reaching effects on the economic activity in the country for an indeterminable period. The long-term impact on the United States economy and the Company's operating activities and ability to raise capital cannot be predicted at this time, but may be substantial.

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

As required by SEC Rule 15d-15(b), our Chief Executive Officer and Chief Financial Officer for the quarter ended June 30, 2009, carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, Messrs. Nichols and Sears have concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure as a result of the deficiency in our internal control over financial reporting discussed below.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                NONE

ITEM 2.  CHANGES IN SECURITIES

The Company did not make any unregistered sales of its securities from April 1, 2009 toJune 30, 2009.

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





                                                       BEDROCK ENERGY, INC.
                                                          (Registrant)



Dated:   August 10, 2009             By: /s/ W. Edward Nichols
                                             -----------------------------------
                                             W. Edward Nichols, President, Chief
                                             Executive Officer





Dated:   August 10, 2009             By: /s/Herbert T. Sears
                                             -------------------
                                             Herbert T. Sears, Chief Financial
                                             Officer