Form 10-Q
period 2009-09-30
Bedrock Energy, Inc.
filed 2009-11-09
CIK 1434702

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                -----------------

                                    FORM 10Q
                                -----------------
(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2009

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

As of November 5, 2009, there were 3,905,525 shares of the registrant's common stock issued and outstanding.




PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)                                           Page
                                                                                          ----

         Balance Sheets -September 30, 2009 and December 31, 2008                          F-1

         Statements of Operations  -
                  Three and Nine months  ended  September  30, 2009 and 2008 and
                  From March 17, 1999 (Inception) to September 30, 2009                    F-2

         Statements of Cash Flows -
                  Nine months ended September 30, 2009 and 2008 and
                  From March 17, 1999 (Inception) to September 30, 2009                    F-4

         Notes to the Financial Statements                                                 F-5

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                 1

Item 3.  Quantitative and Qualitative Disclosures About Market Risk - Not Applicable        4

Item 4. Controls and Procedures                                                             4

Item 4T.  Controls and Procedures                                                           4

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings -Not Applicable                                                  5

Item 1A. Risk Factors - Not Applicable                                                      5

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                        5

Item 3.  Defaults Upon Senior Securities - Not Applicable                                   5

Item 4.  Submission of Matters to a Vote of Security Holders - Not Applicable               5

Item 5.  Other Information - Not Applicable                                                 6

Item 6.  Exhibits                                                                           6
SIGNATURES                                                                                  7


                                     PART I

ITEM 1. FINANCIAL STATEMENTS




                              BEDROCK ENERGY, INC.
                      (A Company in the Development Stage)

                                 BALANCE SHEETS





                                                                          September 30,             December 31,
                                                                              2009                      2008
                                                                        ------------------        -----------------
                              ASSETS                                       (Unaudited)               (Audited)
                              ------

CURRENT ASSETS:
   Cash                                                                             $ 794                 $ 11,662
   Prepaid Expenses                                                                 5,250                           -
                                                                        ------------------        -----------------
                       Total Current Assets                                         6,044                   11,662

PROPERTY:
   Oil and Gas Lease                                                                1,122                            -
                                                                        ------------------        -----------------

                           TOTAL ASSETS                                           $ 7,166                 $ 11,662
                                                                        ==================        =================


               LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Accounts Payable                                                               $ 4,879                  $ 2,368
   Loan from Affiliates                                                             3,750                    3,750
   Loan from Shareholders                                                           6,930                    6,930
                                                                        ------------------        -----------------

                         Total Liabilities                                         15,559                   13,048
                                                                        ------------------        -----------------


COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
   Preferred shares, no par value, non voting: 10,000,000
     shares authorized; no shares issued and outstanding                                -                           -
   Common shares, $.001 par value, voting: 200,000,000
     shares authorized; 3,905,525 and 2,845,524 issued
     and outstanding, respectively                                                  3,905                    2,845
   Additional paid in capital                                                     444,870                  387,930
   Deficit accumulated during the development stage                              (457,168)                (392,161)
                                                                        ------------------        -----------------

                    Total Shareholders' Deficit                                    (8,393)                  (1,386)
                                                                        ------------------        -----------------

            TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                           $ 7,166                 $ 11,662
                                                                        ==================        =================


The accompanying notes are an integral part of these statements.





                              BEDROCK ENERGY, INC.
                      (A Company in the Development Stage)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)




                                              For the Three Months Ended                         For the Nine Months Ended
                                      September 30, 2009         September 30, 2008       September 30, 2009      September 30, 2008
                                      -----------------------    -----------------------    --------------------    ----------------
OPERATING EXPENSES:
   Salaries and related expenses           $              -          $               -         $                        $         -
   Professional fees                                  8,609                      8,659                  17,445               17,951
   Service fees                                       5,250                      4,025                  42,750               39,425
   Travel and entertainment                             146                      4,741                   2,751                7,851
   General and administrative                           152                        399                   2,061                3,201
                                          -----------------------    -----------------------    --------------------    ------------
        Total Operating Expenses                     14,157                     17,824                  65,007               68,428
                                          -----------------------    -----------------------    --------------------    ------------
             Operating loss                         (14,157)                   (17,824)                (65,007)             (68,428)

OTHER INCOME:
   Other, net                                             -                          -                       -                   -
                                          -----------------------    -----------------------    -------------------     ------------
NET LOSS
   BEFORE INCOME TAXES                              (14,157)                   (17,824)                (65,007)             (68,428)

   Provision for income taxes                             -                          -                       -                   -
                                          -----------------------    -----------------------    -------------------     ------------
NET LOSS                                          $ (14,157)                 $ (17,824)              $ (65,007)           $ (68,428)
                                          =======================    =======================    ====================    ============

Basic and diluted
   (loss) per common share                          $ (0.01)                   $ (0.01)                $ (0.02)             $ (0.03)
                                          =======================    =======================    ====================    ============
Basic and diluted
   weighted-average number
   of common shares outstanding                   3,905,525                  2,525,524               3,421,302            2,107,121
                                          =======================    =======================    ====================    ============

The accompanying notes are an integral part of these statements.



(continued)


                              BEDROCK ENERGY, INC.
                      (A Company in the Development Stage)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                    Period From
                                                    (Inception)
                                                  March 17, 1999
                                                     Through
                                                  September 30, 2009
                                               --------------------
OPERATING EXPENSES:
   Salaries and related expenses                         $ 112,128
   Professional fees                                       106,727
   Service fees                                            225,025
   Travel and entertainment                                 35,947
   General and administrative                               37,482
                                               --------------------
        Total Operating Expenses                           517,309
                                               --------------------
             Operating loss                               (517,309)

OTHER INCOME:
   Other, net                                               60,141
                                               --------------------
NET LOSS
   BEFORE INCOME TAXES                                    (457,168)

   Provision for income taxes                                    -
                                               --------------------
NET LOSS                                                $ (457,168)


Basic and diluted
   (loss) per common share

Basic and diluted
   weighted-average number
   of common shares outstanding

The accompanying notes are an integral part of these statements.


                              BEDROCK ENERGY, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)





                                                             Common Shares               Preferred Shares         Additional
                                                            $.001 Par Value                No Par Value           Paid-in
                                                       Shares         Amount          Shares          Amount       Capital
                                                  -----------------------------  ------------------------------  ------------
BALANCES, Inception, March 17, 1999                              -         $ -                 -         $ -           $ -
   Issuance of shares for services and cash                950,706         950                 -           -        43,825
   Net loss                                                      -           -                 -           -             -
                                                  -----------------   -----------------------------  ----------  ------------

BALANCES, December 31, 1999                                950,706         950                 -           -        43,825
   Issuance of shares for debt, services and cash           39,818          40                 -           -       140,960
   Net loss                                                      -           -                 -           -             -
                                                  -----------------   -----------------------------  ----------  ------------

BALANCES, December 31, 2000                                990,524         990                 -           -       184,785
   Net income                                                    -           -                 -           -             -
                                                  -----------------   -----------------------------  ----------  ------------

BALANCES, December 31, 2001                                990,524         990                 -           -       184,785
   Net income                                                    -           -                 -           -             -
                                                  -----------------   -----------------------------  ----------  ------------

BALANCES, December 31, 2002                                990,524         990                 -           -       184,785
   Net loss                                                      -           -                 -           -             -
                                                  -----------------   -----------------------------  ----------  ------------

BALANCES, December 31, 2003                                990,524         990                 -           -       184,785
   Net loss                                                      -           -                 -           -             -
                                                  ------------------  -----------------------------  ----------  ------------

BALANCES, December 31, 2004                                990,524         990                 -           -       184,785
   Net loss                                                      -           -                 -           -             -
                                                  -----------------   -----------------------------  ----------  ------------

BALANCES, December 31, 2005                                990,524         990                 -           -       184,785
   Net loss                                                      -           -                 -           -             -
                                                  -----------------   -----------------------------  ----------  ------------

BALANCES, December 31, 2006                                990,524         990                 -           -       184,785
   Issuance of shares for debt, services and cash        1,245,000       1,245                 -           -       165,255
   Net loss                                                      -           -                 -           -             -
                                                  ------------------  -----------------------------  ----------  ------------

BALANCES, December 31, 2007                              2,235,524       2,235                 -           -       350,040
   Issuance of shares for services and cash                610,000         610                 -           -        37,890
   Net loss                                                      -           -                 -           -             -
                                                  -----------------   -----------------------------  ----------  ------------

BALANCES, December 31, 2008                              2,845,524       2,845                  -           -     387,930
   Issuance of shares for services and cash              1,060,000       1,060                  -           -      56,940
   Rounding                                                      1           -                  -           -           -
   Net loss                                                      -           -                  -           -           -
                                                  -----------------  ----------  ------------------  ----------   -----------
BALANCES, September 30, 2009                             3,905,525     $ 3,905                  -         $ -   $ 444,870
                                                  =================  ==========  ==================  ========================

The accompanying notes are an integral part of these statements.




(continued)

                              BEDROCK ENERGY, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                             Total
                                                                         Shareholders'
                                                                            Equity
                                                             Deficit       (Deficit)
                                                           ------------ ----------------
BALANCES, Inception, March 17, 1999                              $ -             $ -
   Issuance of shares for services and cash                        -          44,775
   Net loss                                                  (29,784)        (29,784)
                                                         -------------- ----------------

BALANCES, December 31, 1999                                  (29,784)          14,991
   Issuance of shares for debt, services and cash                  -          141,000
   Net loss                                                 (215,994)        (215,994)
                                                         -------------- ----------------

BALANCES, December 31, 2000                                 (245,778)         (60,003)
   Net income                                                  9,233            9,233
                                                         -------------- ----------------

BALANCES, December 31, 2001                                 (236,545)         (50,770)
   Net income                                                 49,137           49,137
                                                         -------------- ----------------

BALANCES, December 31, 2002                                 (187,408)          (1,633)
   Net loss                                                     (890)            (890)
                                                         -------------- ----------------

BALANCES, December 31, 2003                                 (188,298)          (2,523)
   Net loss                                                   (5,657)          (5,657)
                                                         -------------- ----------------

BALANCES, December 31, 2004                                 (193,955)          (8,180)
   Net loss                                                  (36,000)         (36,000)
                                                         -------------- ----------------

BALANCES, December 31, 2005                                 (229,955)         (44,180)
   Net loss                                                  (36,000)         (36,000)
                                                         -------------- ----------------

BALANCES, December 31, 2006                                 (265,955)         (80,180)
   Issuance of shares for debt, services and cash                  -          166,500
   Net loss                                                  (78,097)         (78,097)
                                                         -------------- ----------------

BALANCES, December 31, 2007                                 (344,052)           8,223
   Issuance of shares for services and cash                        -           38,500
   Net loss                                                  (48,109)         (48,109)
                                                         -------------- ----------------

BALANCES, December 31, 2008                                 (392,161)          (1,386)
   Issuance of shares for services and cash                        -           58,000
   Rounding                                                        -                -
   Net loss                                                  (65,007)         (65,007)
                                                         -------------- ----------------
BALANCES, September 30, 2009                               $(457,168)        $ (8,393)
                                                         ============== ================



       The accompanying notes are an integral part of these statements.

                                       F-5



                              BEDROCK ENERGY, INC.
                     (A Company in the Development Stage)

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)







                                                                                                        Period From
                                                                                                        (Inception)
                                                                                                          March 17, 1999
                                                            For the Nine Months Ended                     Through
                                                     September 30, 2009       September 30, 2008      September 30, 2009
                                                  -----------------------------------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net (loss)                                               $ (65,007)                $ (68,428)              $ (457,168)
   Adjustments to reconcile net (loss) to net cash
      (used in) operating activities:
     Issuance of common shares for services                    48,000                    11,000                  171,275
     Issuance of debt for services                                  -                        -                    12,000
     Debt forgiveness                                               -                        -                   (62,509)
     (Increase) in current assets                              (5,250)                   (1,575)                  (5,250)
     Increase in accruals/payables                              2,511                    30,000                  128,456
                                                  --------------------     ---------------------    ---------------------
      Net cash used in operating activities                   (19,746)                  (29,003)                (213,196)
                                                  --------------------     ---------------------    ---------------------
CASH FLOW FROM INVESTING ACTIVITIES:
  Purchase of Lease                                            (1,122)                       -                    (1,122)
                                                  --------------------     ---------------------    ---------------------
       Net cash used in investing activities                   (1,122)                       -                    (1,122)
                                                  --------------------     ---------------------    ---------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from related party payable                              -                        -                    21,612
   Sale of common shares                                       10,000                    20,000                  193,500
                                                  --------------------     ---------------------    ---------------------
    Net cash provided by financing activities                  10,000                    20,000                  215,112
                                                  --------------------     ---------------------    ---------------------
NET (DECREASE) INCREASE IN CASH                               (10,868)                   (9,003)                     794

CASH, BEGINNING OF PERIOD                                      11,662                    18,771                        -
                                                  --------------------     ---------------------    ---------------------
CASH, END OF PERIOD                                             $ 794                   $ 9,768                    $ 794
                                                  ====================     =====================    =====================

NONCASH ACTIVITIES:
   Issuance of common shares for debt              $                -       $                -                  $ 84,000
                                                  ====================     =====================    =====================



The accompanying notes are an integral part of these statements.




                              BEDROCK ENERGY, INC.
                      (A Company in the Development Stage)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2009
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The Company was incorporated in Colorado on August 11, 2004 and its name changed to Bedrock Energy, Inc. on October 18, 2007 from CellTouch, Inc. Enviromart.com, Inc. was incorporated in New Hampshire in March of 1999. On September 21, 2004 CellTouch, Inc. and Enviromart.com, Inc. (collectively the "Company") were merged under the laws of the State of Colorado and CellTouch, Inc. became the surviving entity. The Company has been in the development stage since its inception. Activities through September 30, 2009 include the raising of equity capital and the formation of a previous business plan to sell environmental products over the Internet as well as the current business plan to merge with or acquire and develop assets from a company in the oil and gas industry.

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

Income Taxes

Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

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

                              BEDROCK ENERGY, INC.
                      (A Company in the Development Stage)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2009
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments

The Company's financial instruments, including cash, other assets and payables approximate fair value due to the short-term nature of those instruments.

Going Concern

The Company's financial statements for the three and nine months ended September 30, 2009 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported an accumulated deficit in the development stage of $457,168 as of September 30, 2009. The Company did not recognize revenues from its activities during the three and nine months ended September 30, 2009. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standard Board ("FASB") issued Accounting Standards Codification ("ASC") 105, "Generally Accepted Accounting Principals" (formerly Statement of Financial Accounting Standards ("SFAS") No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles"). ASC 105 establishes the FASB ASC as the single source of authoritative nongovernmental U.S. GAAP. The standard is effective for interim and annual periods ending after September 15, 2009. We adopted the provisions of the standard on September 30, 2009 which did not have a material impact on our financial statements.

There were various other accounting standards and interpretations issued in 2009, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

NOTE 2 - SHAREHOLDERS' EQUITY

Preferred Share

The Company is authorized to issue 10,000,000 shares of no par value preferred stock. As of September 30, 2009, the Company has no shares issued and outstanding.

Common Share

The Company is authorized to issue 200,000,000 shares of $.001 voting common stock. On March 24, 2008 the Company, as a result of shareholder approval, implemented a one share for two share reverse stock split. As of September 30, 2009 and 2008 there were a total of 3,905,525 (including 1 additional share for rounding) and 2,545,524 shares of common stock issued and outstanding respectively.

During the three and nine months ended September 30, 2009, the Company issued 300,000 and 960,000 shares of its common stock for services valued at $15,000 and $48,000 respectively (See Note 3) or $.05 per share as well as 100,000 and 100,000 shares of its common stock for cash at $10,000 and $10,000 respectively or $.10 per share.

                              BEDROCK ENERGY, INC.
                      (A Company in the Development Stage)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2009
                                   (Unaudited)

NOTE 2 - SHAREHOLDERS' EQUITY (continued)

Common Share (continued)

During the three and nine months ended September 30, 2008, the Company issued 20,000 and 110,000 shares of its common stock for services valued at $2,000 and $11,000 respectively (See Note 3) or $.10 per share as well as 0 and 200,000 shares of its common stock for cash at $0 and $20,000 respectively or $.10 per share as part of a private placement.

On August 2, 2007, the Company authorized the sale in a private placement of 1,000,000 shares of common stock (pre-reverse stock split) at a price of $.05 per share under an exemption from registration provision of the Securities Act of 1933. The funds were used to pay the costs associated with its administration and payment of professional fees to bring the Company to a fully reporting company within compliance of the Securities Act of 1933 and 1934. As of September 30, 2008, the Company sold a total of 900,000 shares of common stock (pre reverse stock split) as part of this private placement for a total of $45,000 in cash.

NOTE 3 - RELATED PARTY TRANSACTIONS

As of September 30, 2009, the Company owes the officers and directors a total $6,930 plus a total of $2,368 in accrued interest relative to previously issued promissory notes.

During the nine months ended September 30, 2009, the Company issued 350,000 shares of common stock to its two Board members in exchange for services valued at $17,500 of which the $17,500 is for services to be rendered during the period March 1, 2009 through December 31, 2009. As of September 30, 2009, the Company has prepaid expense of $5,250 in consulting fees as a result of the issuance of the above shares of common stock to its directors.

During the nine months ended September 30, 2008, the Company authorized the issuance of 90,000 shares of common stock to its three Board members in exchange for services valued at $9,000 of which the $9,000 was comprised of services rendered during the year 2007 in the amount of $1,500 and during the year 2008 in the amount of $7,500.

NOTE 4 - INCOME TAXES

As of September 30, 2009, the Company had net operating loss carryforwards for income tax and financial reporting purposes of approximately $372,000 expiring in the years 2014 through 2028. The deferred tax assets that result from such operating loss carryforwards of approximately $122,000 as of September 30, 2009 have been fully reserved for in the accompanying financial statements. During the nine months ended September 30, 2009, the valuation allowance established against the net operating loss carryforwards increased by $20,000.

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

 OPERATIONS
 ----------

We had no operations prior to and we had no revenues during the nine months ended September 30, 2009. We have minimal capital and minimal cash. We are illiquid and need cash infusions from investors or shareholders to provide capital, or loans from any sources.

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

RESULTS OF OPERATIONS

For the Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008

During the three months ended September 30, 2009 and 2008, we did not recognize any revenues from our business activities.

During the three months ended September 30, 2009, we incurred total operating expenses of $14,157 compared to $17,824 during the three months ended September 30, 2008. The decrease of $3,667 was a result of $4,595 decrease in travel and entertainment expenses offset by an increase of $1,225 in service fees.

During the three months ended September 30, 2009, we incurred a net loss of $14,157 compared to a net loss of $17,824 during the three months ended September 30, 2008. The decrease of $3,667 is a result of the $4,595 decrease in travel and entertainment expenses offset by an increase of $1,225 in service fees, as discussed above.

For the Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008

During the nine months ended September 30, 2009 and 2008, we did not recognize any revenues from our business activities.

During the nine months ended September 30, 2009, we incurred operational expenses of $65,007 compared to $68,428 for the nine months ended September 30, 2008. The decrease of $3,421 was a result of $3,325 increase in service fees offset by a $5,100 decrease in travel and entertainment expenses and a $1,140 decrease in general and administrative expenses.

During the nine months ended September 30, 2009, we incurred a net loss of $65,007 compared to $68,428 for the nine months ended September 30, 2009. The decrease of $3,421 was a result of $3,325 increase in service fees offset by a $5,100 decrease in travel and entertainment expenses and a $1,140 decrease in general and administrative expenses.

LIQUIDITY

At September 30, 2009, we had total current assets of $6,044, consisting of cash of $794 and a prepaid expense of $5,250. At September 30, 2009, we had total liabilities of $15,559, consisting of $4,879 in accounts payables and $10,680 in loans from affiliates and shareholders. At September 30, 2009, we had an accumulated deficit of $457,168.

During the nine months ended September 30, 2009, we used net cash of $19,746 in operational activities. During the nine months ended September 30, 2008, we used net cash of $29,003 in operational activities. During the nine months ended September 30, 2009, we recognized a net loss of $65,007, which was adjusted for a non-cash activity of $48,000 in common stock that was issued for services.

During the nine months ended September 30, 2009, the Company issued 350,000 shares of common stock to its two Board members in exchange for services valued at $17,500 respectively of which the $17,500 is for services to be rendered during the period March 1, 2009 through December 31, 2009. As of September 30, 2009, the Company has prepaid expense of $5,250 in consulting fees as a result of the issuance of the above shares of common stock to its directors.

During the nine months ended September 30, 2009, the Company used $1,122 in its investing activities. The funds were used to purchase a 100% net revenue interest in 240 acres in Morgan County, Colorado as discussed in Operations. During the nine months ended September 30, 2008, the Company neither received nor used funds in its investing activities.

During the nine months ended September 30, 2009, the Company received $10,000 from its financing activities. During the nine months ended September 30, 2009, Company issued 100,000 shares of its restricted stock for cash of $10,000 ($0.10 per share).

During the nine months ended September 30, 2008, the Company received $20,000 from its financing activities. The $20,000 was from the sale of 200,000 shares of the Company's restricted common stock.

We have minimal cash at September 30, 2009 and no other assets, and we will be reliant upon shareholder loans or private placements of equity to fund any kind of operations. We have secured no sources of loans or private placements at this time.

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

As required by SEC Rule 15d-15(b), our Chief Executive Officer and Chief Financial Officer for the quarter ended September 30, 2009, carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, Messrs. Nichols and Sears have concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure as a result of the deficiency in our internal control over financial reporting discussed below.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                NONE

ITEM 1A.  RISK FACTORS

            NONE

ITEM 2.  CHANGES IN SECURITIES

The Company made the following unregistered sales of its securities from July 1, 2009 through September 30, 2009.


  DATE OF SALE     TITLE OF SECURITIES   NO. OF SHARES       CONSIDERATION       CLASS OF PURCHASER

------------------ -------------------- ---------------- ----------------------- -----------------------------
 September 2009       Common Stock          100,000             $10,000               Business Associate
------------------ -------------------- ---------------- ----------------------- -----------------------------
 September 2009       Common Stock          300,000       $15,000 in Services        Business Associates
------------------ -------------------- ---------------- ----------------------- -----------------------------

Exemption From Registration Claimed

All of the sales by the Company of its unregistered securities were made by the Company in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act"). All of the individuals and/or entities listed above that purchased the unregistered securities were almost all existing shareholders, all known to the Company and its management, through pre-existing business relationships, as long standing business associates and employees. All purchasers were provided access to all material information, which they requested, and all information necessary to verify such information and were afforded access to management of the Company in connection with their purchases. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the Company. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

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

     Exhibit 31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

     Exhibit 31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

     Exhibit 32.1  Certification  of  Principal  Executive  Officer  pursuant to
     Section 906 of the Sarbanes-Oxley Act

     Exhibit 32.1  Certification  of  Principal  Financial  Officer  pursuant to
     Section 906 of the Sarbanes-Oxley Act 5

                                   SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                              BEDROCK ENERGY, INC.
                                  (Registrant)



Dated:   November 6,  2009          By: /s/ W. Edward Nichols
                                            ---------------------
                                            W. Edward Nichols, President, Chief
                                            Executive Officer





November 6, 2009                    By: /s/Herbert T. Sears
                                        -------------------
                                           Herbert T. Sears, Chief Financial
                                           Officer