Form 10-K
period 2009-12-31
Bedrock Energy, Inc.
filed 2010-03-29
CIK 1434702

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2009

                                       Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________ to _____________


                       Commission file number: 333-151398

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

                               (303) 794-4398

           Securities registered pursuant to Section 12(b) of the Act:

 Title of each class registered                        Name of each exchange
                                                        on which registered
----------------------------------                    ------------------------
         Not Applicable                                   Not Applicable

           Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                                  ------------
                                (Title of Class)

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

                                                     Yes |X| No |_|

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)
                                                     Yes |_| No |_|

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

Large accelerated filer [___] Accelerated filer [___] Non-accelerated filer [___] Smaller reporting company [_X_]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

The aggregate market value of voting stock held by non-affiliates of the registrant was $0 as of December 31, 2009 since the common stock of the Bedrock Energy does not trade on any of the markets.

There were 4,255,524 shares outstanding of the registrant's Common Stock as of March 29, 2010.




                                TABLE OF CONTENTS

                                                   PART I

ITEM 1                  Business                                                                         1
ITEM 1 A.               Risk Factors                                                                     9
ITEM 1 B.               Unresolved Staff Comments                                                       17
ITEM 2                  Properties                                                                      17
ITEM 3                  Legal Proceedings                                                               18
ITEM 4                  Removed and Reserved                                                            18

                                                  PART II

ITEM 5                  Market for Registrant's Common Equity, Related Stockholder Matters and
                        and Issuer Purchases of Equity Securities                                       18
ITEM 6                  Selected Financial Data                                                         19
ITEM 7                  Management's Discussion and Analysis of Financial Condition and Results of
                        Operations                                                                      20
ITEM 7 A.               Quantitative and Qualitative Disclosures About Market Risk                      19
ITEM 8                  Financial Statements and Supplementary Data                                     23
ITEM 9                  Changes in and Disagreements with Accountants on Accounting and Financial
                        Disclosure                                                                      23
ITEM 9 A.               Controls and Procedures                                                         23
ITEM 9 A(T).            Controls and Procedures                                                         23
ITEM 9B                 Other Information                                                               24

                                                  PART III

ITEM 10                 Directors, Executive Officers, and Corporate Governance                         24
ITEM 11                 Executive Compensation                                                          27
ITEM 12                 Security Ownership of Certain Beneficial Owners and Management and Related
                        Stockholder Matters                                                             31
ITEM 13                 Certain Relationships and Related Transactions, and Director Independence       33
ITEM 14                 Principal Accounting Fees and Services                                          34

                                                  PART IV

ITEM 15                 Exhibits, Financial Statement Schedules                                         35
SIGNATURES                                                                                              36



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

ITEM 1.  BUSINESS
-----------------

General

The following is a summary of some of the information contained in this document. Unless the context requires otherwise, references in this document to "We," Us," or the "Company" are to Bedrock Energy, Inc.

Description of Business

History of Bedrock Energy, Inc.
-------------------------------

CellTouch, Inc., now known as Bedrock Energy, Inc., was incorporated in Colorado on August 11, 2004 and changed its name to Bedrock Energy, Inc. on October 18, 2007. Enviromart.com, Inc. was incorporated in New Hampshire in March 1999. On September 21, 2004, CellTouch, Inc. and Enviromart.com, Inc. were merged under the laws of the State of Colorado and CellTouch, Inc. became the surviving entity. We have been in the development stage since our inception. Activities through December 31, 2009 include the raising of equity capital and the formation of a business plan to merge with or acquire and develop assets from a company in the oil and gas industry.

Company Overview

We had been inactive prior to 2008. We have no recent operating history and no representation is made, nor is any intended, that we will able to carry on our activities profitably. The viability of the proposed business effort is dependent upon sufficient funds being realized from offerings, of which there is no assurance. Edward Nichols, President, Chief Executive Officer and director, has prior experience in the acquisition, evaluation, exploration and development of oil and gas properties. Edward Nichols and Herbert Sears devote part-time efforts to our affairs.

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

Since July 2008, oil prices have dropped from $147 to the high $30's and gas drop from $13 per MCF to $3 per MCF. With gas production falling at a much faster rate than usage, the stage is set for a significant price increase in the near future.

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

Number of Persons Employed: As of December 31 2009, we had no full-time employees. Officers and Directors work on an as needed part-time basis up to 20 hours per week.

ITEM 1A.  RISK FACTORS
----------------------
                           FORWARD LOOKING STATEMENTS

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

                                  Risk Factors

                          GENERAL BUSINESS RISK FACTORS

Our business is a development stage company and unproven and therefore risky.
----------------------------------------------------------------------------

We have only very recently adopted the business plan described herein-above. Potential investors should be made aware of the risk and difficulties encountered by a new enterprise in the energy business, especially in view of the intense competition from existing businesses in the industry.

We have a lack of revenue history and investors cannot view our past performance
--------------------------------------------------------------------------------
since we are a start-up company.
-------------------------------

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

We can give no assurance of success or profitability to our investors.
---------------------------------------------------------------------

There is no assurance that we will ever operate profitably. There is no assurance that we will generate revenues or profits, or that the market price of our common stock will be increased thereby.

We may have a shortage of working  capital in the future which could  jeopardize
--------------------------------------------------------------------------------
our ability to carry out our business plan.
------------------------------------------

Our capital needs consist primarily of expenses related to geological evaluation, general and administrative and potential exploration participation and could exceed $250,000 in the next twelve months. Such funds are not currently committed, and we have cash as of December 31, 2009 of approximately $780.

We have no operating history and no revenues and it may be unlikely that we will raise that additional working capital from an offering of our equity securities.

Our  officers and  directors  may have  conflicts  of interest  which may not be
--------------------------------------------------------------------------------
resolved favorably to us.
------------------------

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

We will need additional financing for which we have no commitments, and this may
--------------------------------------------------------------------------------
jeopardize execution of our business plan.
-----------------------------------------

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

We may in the future  issue more  shares  which could cause a loss of control by
--------------------------------------------------------------------------------
our present management and current stockholders.
-----------------------------------------------

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

We have a minimal operating history,  so investors have no way to gauge our long
--------------------------------------------------------------------------------
term performance.
----------------

We were formed on March 17, 1999, and only recently adopted a business plan in the energy industry. As evidenced by the financial reports we have had no revenue. We must be regarded as a new or development venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject. Our venture must be considered highly speculative.

We are not diversified and we will be dependent on only one business.
--------------------------------------------------------------------

Because of the limited financial resources that we have, it is unlikely that we will be able to diversify our operations. Our probable inability to diversify our activities into more than one area will subject us to economic fluctuations within the energy industry and therefore increase the risks associated with our operations due to lack of diversification.

We will  depend  upon  management  but we will  have  limited  participation  of
--------------------------------------------------------------------------------
management.
----------

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

Our  officers  and  directors  are not  employed  full-time by us which could be
--------------------------------------------------------------------------------
detrimental to the business.
---------------------------

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

Our  officers  and  directors  may have  conflicts  of interests as to corporate
--------------------------------------------------------------------------------
opportunities which we may not be able or allowed to participate in.
-------------------------------------------------------------------

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

Our business, the oil and gas business, has numerous risks which could render us
--------------------------------------------------------------------------------
unsuccessful.
------------

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

We have  substantial  competitors who have an advantage over us in resources and
--------------------------------------------------------------------------------
management.
----------

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

We will be subject to all of the market forces in the energy  business,  many of
--------------------------------------------------------------------------------
which could pose a significant risk to our operations.
-----------------------------------------------------

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

Our business is subject to significant weather interruptions.
-------------------------------------------------------------

Our activities may be subject to periodic interruptions due to weather conditions. Weather-imposed restrictions during certain times of the year on roads accessing properties could adversely affect our ability to benefit from production on such properties or could increase the costs of drilling new wells because of delays.

We will have significant  additional  financing  requirements to fund our future
--------------------------------------------------------------------------------
activities.
----------

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

We will have working capital needs for which we have no funding commitments.
---------------------------------------------------------------------------

Our working capital needs of consist primarily of: lease acquisitions, geological data acquisition and interpretation, title examination activities and administration and are estimated to total over $250,000 in the next twelve months, none of which funds are committed. We have only minimal cash as of the date of this Annual Report on Form 10-K.

We are subject to significant operating hazards and uninsured risk in the energy
--------------------------------------------------------------------------------
industry.
--------

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

We are  subject  to Federal  Income Tax laws and  changes  therein  which  could
--------------------------------------------------------------------------------
adversely impact us.
-------------------

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

We are subject to substantial government regulation in the energy industry which
--------------------------------------------------------------------------------
could adversely impact us.
-------------------------

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

We believe  investors  should consider  certain negative aspects of our proposed
--------------------------------------------------------------------------------
operations.
----------

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

We will experience substantial competition for supplies in the energy industry.
-------------------------------------------------------------------------------

We will be required to compete with a large number of entities which are larger, have greater resources and more extensive operating histories than we do. Shortages of supplies may result from this competition and will lead to increased costs and delays in operations which will have a material adverse effect on us.

We will be subject to many factors beyond our control.
-----------------------------------------------------

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

We have agreed to  indemnification  of officers and  directors as is provided by
--------------------------------------------------------------------------------
Colorado Statute.
----------------

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

Our directors' liability to us and shareholders is limited
----------------------------------------------------------

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

We may depend upon outside  advisors,  who may not be  available  on  reasonable
--------------------------------------------------------------------------------
terms and as needed.
-------------------

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

Risk Factors Related to Our Stock

The regulation of penny stocks by SEC and FINRA may  discourage the  tradability
--------------------------------------------------------------------------------
of our securities.
-----------------

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

We will pay no foreseeable dividends in the future.
--------------------------------------------------

We have not paid dividends on our common stock and do not ever anticipate paying such dividends in the foreseeable future.

No public  market  exists  for our common  stock at this  time,  and there is no
--------------------------------------------------------------------------------
assurance of a future market.
----------------------------

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

Rule 144 sales in the future may have a depressive effect on our stock price.
-----------------------------------------------------------------------------

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

Our investors may suffer future  dilution due to issuances of shares for various
--------------------------------------------------------------------------------
considerations in the future.
----------------------------

There may be substantial dilution to our shareholders as a result of future decisions of the Board to issue shares without shareholder approval for cash, services, or acquisitions.

Our stock  will in all  likelihood  be thinly  traded and as a result you may be
--------------------------------------------------------------------------------
unable  to sell at or near ask  prices or at all if you need to  liquidate  your
--------------------------------------------------------------------------------
shares.
------

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

Our business is highly speculative and the investment is therefore risky.
------------------------------------------------------------------------

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
---------------------------------
Not Applicable.

ITEM 2.  PROPERTIES
--------------------
Bedrock operations are principally located at 8950 Scenic Pine Drive, Suite 100, Parker, Colorado 80134. Bedrock currently pays no monthly rent for the use of this office space, which is provided by the Company's president.

DESCRIPTION OF PROPERTIES/ASSETS/OIL AND GAS PROSPECTS

--------- -------------------------- -------------------------------------------
(a)       Real Estate                None.
(b)       Title to properties.       None.
(c)       Oil and Gas Prospects.     On February  12,  2009,  the Company bid
                                     upon and  acquired  240
(d)       Patents.                   None.
--------- -------------------------- -------------------------------------------

We do not own any property, real or otherwise.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

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

ITEM 4.  (REMOVED AND RESERVED)
------------------------------


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S  COMMON EQUITY,  RELATED STOCKHOLDER MATTERS AND
--------------------------------------------------------------------------------
ISSUER PURCHASES OF EQUITY SECURITIES
-------------------------------------

Market Information

There is no public trading market for the common stock at this time.

Holders

There are approximately 710 holders of record of Bedrock's common stock as of December 31, 2009.

Dividend Policy

Holders of Bedrock's common stock are entitled to receive such dividends as may be declared by Bedrock's board of directors. Bedrock has not declared or paid any dividends on Bedrock's common shares and it does not plan on declaring any dividends in the near future. Bedrock currently intends to use all available funds to finance the operation and expansion of its business.

Shares Eligible for Future Sale

Bedrock had 3,955,524 shares of common stock outstanding as of December 31, 2009. A current shareholder who is an "affiliate" of Bedrock, defined in Rule 144 as a person who directly, or indirectly through one or more intermediaries, controls, or is controlled by, or is under common control with Bedrock will be required to comply with the resale limitations of Rule 144. Sales by affiliates will be subject to the volume and other limitations of Rule 144, including certain restrictions regarding the manner of sale, notice requirements, and the availability of current public information about Bedrock. The volume limitations generally permit an affiliate to sell, within any three month period, a number of shares that does not exceed the greater of one percent of the outstanding shares of common stock or the average weekly trading volume during the four calendar weeks preceding his sale. A person who ceases to be an affiliate at least three months before the sale of restricted securities beneficially owned for at least two years may sell the restricted securities under Rule 144 without regard to any of the Rule 144 limitations.

Recent Sales of Unregistered Securities


The Company made the following unregistered sales of its securities from January 1, 2009 to March 31, 2009.



  DATE OF SALE       TITLE OF SECURITIES     NO. OF SHARES           CONSIDERATION           CLASS OF PURCHASER
  ------------       -------------------     -------------           -------------           ------------------

   March 2009           Common stock            350,000            $17,500 Services               Directors
   March 2009           Common stock            300,000            $15,000 Services               Affiliate
 September 2009         Common Stock            100,000                 $10,000              Business Associate
 September 2009         Common Stock            300,000           $15,000 in Services        Business Associates
  December 2009         Common Stock            60,000            $3,120 in Services         Business Associates

Exemption From Registration Claimed
-----------------------------------

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

Issuer Purchases of Equity Securities

Bedrock did not repurchase any shares of its common stock during the year ended December 31, 2009.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

Not applicable.

ITEM 7. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

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

PLAN OF OPERATIONS
------------------

We had no operations prior to and we had no revenues during the year ended December 31, 2009. We have minimal capital and minimal cash. We are illiquid and need cash infusions from investors or shareholders to provide capital, or loans from any sources.

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

RESULTS OF OPERATIONS
---------------------

For the Year Ended  December  31, 2009  Compared to the Year Ended  December 31,
2008

During the year ended December 31, 2009 and 2008, we did not recognize any revenues from our business activities.

During the year ended December 31, 2009, we incurred total operating expenses of $79,547 compared to $48,109 during the year ended December 31, 2008. The decrease of $31,438 was a result of the $2,668 increase in professional fees and the $37,000 increase in service fees offset by the $1,490 decrease in general and administrative expense and the $6,740 decrease in travel expenses. The increase in total operating expenses is a result of our efforts during the year end December 31, 2009 to focus on the procurement of leases and farmout agreements.

During the year ended December 31, 2009, we incurred a net loss of $75,797 compared to a net loss of $48,109 during the year ended December 31, 2008. The increase of $27,688 is a result of the $31,438 decrease in operational expenses and the $3,750 increase in other income.

LIQUIDITY
---------

At December 31, 2009, we had total assets of $1,902, consisting of cash of $780 and $1,122 in oil and gas leases. At December 31, 2009, we had total liabilities of $16,086, consisting of $9,156 in accounts payables, and $6,930 in loans from shareholders. At December 31, 2009, we had an accumulated deficit of $467,958.

During the year ended December 31, 2009, we used net cash of $19,760 in operational activities. During the year ended December 31, 2009, we recognized a net loss of $75,797, which was adjusted for a non-cash activity of $53,000 in common stock that was issued for services and $3,750 in debt forgiveness.

During the year ended December 31, 2009, the Company issued 1,010,000 shares of its common stock for services valued at $53,000 or $0.052 per share and sold 100,000 shares of its common stock for $10,000 in cash or $0.10 per share.

During the year ended December 31, 2008, the Company sold 200,000 shares of its common stock as part of a private placement as noted below for $20,000 or at $.10 per share, issued 110,000 shares of its common stock for services valued at $11,000 or at $.10 per share and sold 300,000 shares of its common stock to officers for $7,500 or $.025 per share.

During the year ended December 31, 2009, we issued 50,000 shares of our restricted common stock at a price to $0.05 per share in order to pay for services totaling $2,500 of a third party.

During the year ended December 31, 2008, we used net cash of $37,109 in operational activities. During the year ended December 31, 2008, we recognized a net loss of $48,109, which was adjusted for a non-cash activity of $11,000 in common stock that was issued for services.

During the year ended December 31, 2009, the Company used $1,122 in its investing activities. The funds were used to purchase a 100% net revenue interest in 240 acres in Morgan County, Colorado as discussed in Operations. During the year ended December 31, 2008, the Company neither received nor used funds in its investing activities.

During the year ended December 31, 2009, the Company received $10,000 from its financing activities. During the year ended December 31, 2009, Company issued 100,000 shares of its restricted stock for cash of $10,000 ($0.10 per share).

During the year ended December 31, 2008, the Company received $30,000 from its financing activities. During the year ended December 31, 2008 funds of $27,500 was from the sale of 275,000 shares of the Company's restricted common stock and $2,500 was from and advance from a shareholder.

We have minimal cash at December 31, 2009 and no other assets, and we will be reliant upon shareholder loans or private placements of equity to fund any kind of operations. We have secured no sources of loans or private placements at this time.

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

CRITICAL ACCOUNTING POLICIES

Bedrock has identified the policies below as critical to its business operations and the understanding of Tombstone's results from operations. The impact and any associated risks related to these policies on the Company's business operations is discussed throughout Management's Discussion and Analysis of Financial
Conditions and Results of Operations where such policies affect Bedrock's reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Financial Statements for the years ended December 31, 2009 and 2008. Note that Bedrock's preparation of this document requires Bedrock to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of Bedrock's financial statements, and the reported amounts of expenses during the reporting periods. There can be no assurance that actual results will not differ from those estimates.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

The audited financial statements of Bedrock Energy, Inc. for the years ended December 31, 2009, and 2008 period from March 17, 1999 (inception) through December 31, 2009, at the end of this document.

ITEM  9.  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
--------------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES
--------------------------------

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

Management, after evaluating the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) as of December 31, 2009 (the "Evaluation Date") concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure that material information relating to the Company would be made known to them by individuals within those entities, particularly during the period in which this annual report was being prepared and that information required to be disclosed in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

ITEM 9A(T). CONTROLS AND PROCEDURES
-----------------------------------

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

Management's assessment of the effectiveness of the registrant's internal control over financial reporting is as of the year ended December 31, 2009. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION
---------------------------

Not applicable.

                                    PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
----------------------------------------------------------------

The following table sets forth information as to persons who currently serve as Bedrock's directors or executive officers, including their ages as of December 31, 2009.


            Name                       Age                      Position                      Term
---------------------------- ------------------------- ---------------------------- -------------------------
W. Edward Nichols                       67             President, CEO, Secretary/            Annual
                                                       and Director

Herbert T. Sears                        63             Chief   Financial   Officer           Annual



Mr. Ronald Blekicki was President/CEO and a director of the Company from January 1, 2008 until March 12, 2008 and served as its Vice President from March 1, 2009 through December 1, 2009.

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

Ronald Blekicki, Vice President: Ronald served as the President, Chief Executive Officer and a director of the Company from January 1, 2008 through March 12, 2008. On March 1, 2009, he was appointed the Vice President of the Company until December 1, 2009. He serves as President and Chief Executive Officer of Hanover Financial Services (HFS), a business development-consulting firm that he founded in 1984.

From 2000 through 2001, Ronald was a senior vice president with a distributor and marketer of petroleum products in the Southwestern United States.

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to officers and board members during the fiscal years ended December 31, 2009 and 2008. The table sets forth this information for Bedrock, including salary, bonus, and certain other compensation to the Board members and named executive officers for the past two fiscal years and includes all Board Members and Officers as of December 31, 2009.


                      SUMMARY EXECUTIVES COMPENSATION TABLE

                                                                    Non-equity    Non-qualified
                                                                    incentive       deferred
                                                Stock    Option        plan       compensation     All other
                              Salary    Bonus   awards   awards    compensation     earnings     compensation      Total
 Name & Position     Year       ($)      ($)      ($)      ($)         ($)             ($)          ($)          ($)
------------------- -------- ---------- ------- -------- -------- --------------- -------------- -------------- ------------
W. Edward
Nichols,
President,
Secretary and CEO (1)2009            0       0      12,500     0               0              0        $0      $12,500
                     2008            0       0       3,000     0               0              0        $0       $3,000

Herbert T. Sears,    2009            0       0       5,000     0               0              0        $0       $5,000
CFO (2)
                     2008            0       0       3,000     0               0              0        $0       $3,000

Ronald Blekicki,     2009            0       0      15,000     0               0              0         0      $15,000
Vice President (3)
                     2008            0       0       3,000     0               0              0        $0       $3,000



(1) During the year ended December 31, 2009, the Company issued Mr. Nichols 250,000 shares of its restricted common stock for services totaling $12,500 ($0.05 per share). During the year ended December 31, 2008, the Company issued Mr. Nichols 30,000 shares of its restricted common stock for services totaling $3,000 ($0.10 per share). The price per share was set by the Company based on the price Bedrock sells it shares to the public.

(2) During the year ended December 31, 2009, the Company issued Mr. Sears 100,000 shares of its restricted common stock for services totaling $5,000 ($0.05 per share). During the year ended December 31, 2008, the Company issued Mr. Sears 30,000 shares of its restricted common stock for services totaling $3,000 ($0.10 per share). The price per share was set by the Company based on the price Bedrock sells it shares to the public.


(3) Mr. Blekicki was President/CEO from January 1, 2008 until March 12, 2008 and became Vice President effective March 1, 2009 through December 1, 2009. During the year ended December 31, 2009, the Company issued Mr. Blekicki 300,000 shares of its restricted common stock for services totaling $15,000 ($0.05 per share). During the year ended December 31, 2008, the Company issued Mr. Blekicki 30,000 shares of its restricted common stock for services totaling $3,000 ($0.10 per) share. The price per share was set by the Company based on the price Bedrock sells it shares to the public.

                    OPTION/SAR GRANTS IN THE LAST FISCAL YEAR

The following table sets forth certain information concerning outstanding equity awards held by the President and our most highly compensated executive officers for the year ended December 31, 2009 (the "Named Executive Officers"):


                                       Option Awards                                       Stock awards
                                       -------------                                       ------------
                                                                                                           Equity
                                                                                                           incentive
                                              Equity                                                       plan
                                             incentive                                          Equity     awards:
                                               plan                                             incentive  Market
                                              awards:                                           plan       or
                 Number of     Number of     Number of                        Number   Market   awards:    payout
                securities    securities    securities                        of       value    Number     value of
                underlying    underlying    underlying                        shares   of       of         unearned
                unexercised   unexercised   unexercised  Option    Option     or       shares   unearned   shares,
                  options     options (#)    unearned    exercise  expiration units    of       shares,    units or
     Name           (#)      unexercisable    options     price      date     of       units    units or   others
                exercisable                     (#)        ($)                stock    of       other      rights
                                                                              that     stock    rights     that
                                                                              have     that     that       have not
                                                                              not      have     have not    vested
                                                                              vested   not      vested        ($)
                                                                                (#)    vested      (#)
                                                                                         ($)
--------------- ------------ -------------- ------------ --------- ---------- -------- -------- ---------- ----------

W. Edward            0             0             0          0          0         0        0         0          0
Nichols,
President

Herbert T.           0             0             0          0          0         0        0         0          0
Sears, CFO

Ronald               0             0             0          0          0         0        0         0          0
Blekicki (1)


(1)Mr. Blekicki was President/CEO from January 1, 2008 until March 12, 2008 and was Vice President effective March 1, 2009 through December 1, 2009.


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

Both employment agreements terminate on December 31, 2009, but renew annually if no notice of termination is given 90 days prior to the termination.Both employments agreements were allowed to expire on December 31, 2009.

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

                              Director Compensation

The following table sets forth certain information concerning compensation paid to our directors for services as directors, but not including compensation for services as officers reported in the "Summary Executives Compensation Table" during the year ended December 31, 2009:



                                                                  Non-qualified
                                                    Non-equity       deferred
               Fees                                 incentive      compensation      All other
               earned     Stock       Option           plan          earnings      compensation      Total
    Name       or paid    awards ($)  awards ($)   compensation        ($)              ($)           ($)
                in cash                                ($)
                  ($)
-------------- ---------- ----------- ----------- --------------- --------------- ---------------- ----------

W. Edward        $ -0-      $ -0-       $ -0-         $ -0-           $ -0-            $ 12,500      $ 12,500
Nichols (1)

Herbert T.       $ -0-      $ -0-       $ -0-         $ -0-           $ -0-            $  5,000      $  5,000
Sears (2)

Ronald J.        $ -0-      $ -0-       $ -0-         $ -0-           $ -0-            $ 15,000      $ 15,000
Blekicki (3)



(1) During the year ended December 31, 2009, the Company issued Mr. Nichols 250,000 shares of its restricted common stock for services as an officer totaling $12,500 ($0.05 per share). The price per share was set by the Company based on the price Bedrock sells it shares to the public.

(2) During the year ended December 31, 2009, the Company issued Mr. Sears 100,000 shares of its restricted common stock for services as an officer totaling $5,000 ($0.05 per share). The price per share was set by the Company based on the price Bedrock sells it shares to the public.


(3) Mr. Blekicki was Vice President effective March 1, 2009 through December 1, 2009. During the year ended December 31, 2009, the Company issued Mr. Blekicki 300,000 shares of its restricted common stock for services as an officer totaling $15,000 ($0.05 per share). The price per share was set by the Company based on the price Bedrock sells it shares to the public.

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



ITEM 12.  SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS AND  MANAGEMENT AND
--------------------------------------------------------------------------------
RELATED STOCKHOLDER MATTERS.
---------------------------


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

The information below is based on the number of shares of Bedrock's common stock that Bedrock believes was beneficially owned by each person or entity as of December 31, 2009.




  Title of Class         Name and Address of          Amount and      Percent of Class(2)
                           Beneficial Owner            Nature of
                                                   Beneficial Owner
-------------------- ----------------------------- ------------------ ---------------------
Common shares        Susan Blekicki (1)(3)                   305,000         7.71%

Common shares        Ronald Blekicki (1)(4)                  325,000         8.22%

Common shares        Brian Healey (1)                        242,310         6.12%

Common shares        Michael A. Littman                      300,000         7.58%

Common shares        W. Edward Nichols (1)(5)                928,554         23.47%

Common shares        Herbert T. Sears (1)(6)                 716,409         18.11%
                                                   ------------------
                     TOTAL  (3                             2,274,963         57.51%
                     individuals)


(1) Address is c/o Bedrock Energy, Inc., 8950 Scenic Pine Drive, Suite 100, Parker, Colorado 80134.

(2) Based on 3,955,524 shares of common stock issued and outstanding on December 31, 2009.

(3) Wife of Ronald Blekicki, Vice President. Ms. Blekicki owns 305,000 shares, directly and 325,000 shares indirectly through her husband, Mr. Blekicki.

(4) Mr. Blekicki owns 325,000 shares directly and 305,000 shares indirectly through his wife.

(5) Mr. Nichols owns 811,995 shares of common stock directly, 17,596 shares of common stock jointly with his wife and 98,963 shares indirectly through his wife.

(6) Mr. Sears owns 655,300 shares of common stock directly, 59,784 shares indirectly through his wife and 1,325 shares indirectly through his family trusts.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

On January 24, 2009, Bedrock entered into an Advisory and Consulting Agreement with Hanover Financial Services, Inc. (Hanover) The Advisory and Consulting Agreement has a term of 6 months and will renew with notice from Bedrock. The Agreement provides for Hanover to provide business development consulting services to the Company in the following areas: mineral interest acquisitions for exploration and development, and in the implementation of debt and equity funding programs. In return for such services, Bedrock has agreed to pay Hanover a monthly fee of $5,000 to be paid in the form of 100,000 shares of the Company's restricted common stock. Mr. Bleckiki, a former officer of the Company is the Chief Executive Officer of Hanover.

During the years ended December 31, 2008 and December 31, 2009, the following directors of Bedrock received shares in the amounts set forth below:


                                           Number of Shares                    $ Value of Shares
                                           ----------------                    -----------------
December 31, 2008

W. Edward Nichols                               30,000                              $3,000
Herbert T. Sears                                30,000                              $3,000
Ron Blekicki                                    30,000                              $3,000

                                           Number of Shares                    $ Value of Shares
                                           ----------------                    -----------------
December 31, 2009

W. Edward Nichols                              250,000                              $12,500
Herbert T. Sears                               100,000                              $ 5,000
Ron Blekicki                                   300,000                              $15,000



On December 29, 2008, an officer loaned the Company $2,500 and the Company issued an unsecured seven (7%) percent promissory note with principal and all accrued and unpaid interest due and payable on December 29, 2009. Therefore, as of December 31, 2009 and 2008, the Company owes the officers a total of $9,298 and $6,930 respectively.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

GENERAL. Larry O'Donnell, CPA, P.C. ("O'Donnell") is the Company's principal auditing accountant firm. The Company's Board of Directors has considered whether the provisions of audit services are compatible with maintaining O'Donnell's independence.

The following table represents aggregate fees billed to the Company for the years ended December 31, 2009 and December 31, 2008 by Larry O'Donnell, CPA, P.C.


                                                                 Year Ended December 31,
                                                          2009                              2008
                                              -----------------------------      ----------------------------
Audit Fees                                            $3,250                                $3,200

Audit-related Fees                                    $1,500                                $ 750


Tax Fees                                              $0                                    $0

All Other Fees                                        $0                                    $0

                                              -----------------------------      ----------------------------
Total Fees                                           $4,750                                 $3,950


All audit work was performed by the auditors' full time employees.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following is a complete list of exhibits filed as part of this Form 10K. Exhibit number corresponds to the numbers in the Exhibit table of Item 601 of Regulation S-K.


(a)  Audited financial statements for years ended December 31, 2009 and 2008


(b) Exhibit No.      Description
    -----------      -----------

     3.1  Articles of Incorporation (1)

     3.2  Amended Articles of Incorporation (1)

     3.7  Bylaws of Bedrock Energy, Inc. (1)

     10.1 BLM Lease (2)

     10.2 Advisory and Consulting Agreement with Hanover Financial Services, dated

     10.3 Employment Agreement with Edward Nichols, dated March 1, 2009(2)

     10.4 Employment Agreement with Herbert Sears, dated March 1, 2009 (2)

     31.1 Certification of Chief Executive Officer pursuant to Section 302 of the

     31.2 Certification of Chief Financial Officer pursuant to Section 302 of the

     32.1 Certification of Principal Executive Officer pursuant to Section 906 of the

     32.2 Certification of Principal Financial Officer pursuant to Section 906 of the


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
www.larryodonnellcpa.com



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Bedrock Energy, Inc.

I have audited the accompanying balance sheets of Bedrock Energy, Inc. as of December 31, 2009 and 2008, and the related statements of operations, changes in stockholders' equity and cash flows for each of the years then ended and for the period from inception February 28, 1997 to December 31, 2009. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bedrock Energy, Inc. as of December 31, 2009 and 2008, and the results of its operations and their cash flows for each of the years then ended and for the period from inception March 17, 1999 to December 31, 2009, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $467,958 at December 31, 2009. Additionally, for the year ended December 31, 2009, the had a net loss of $75,797. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Larry O'Donnell, CPA, P.C.
March 19, 2010


                              BEDROCK ENERGY, INC.

                      (A Company in the Development State)

                                 BALANCE SHEETS



                                                                                           December 31,
                                                                                          ----------------
                                                                              2009                              2008
                                                                        ------------------                -----------------
                              ASSETS

CURRENT ASSETS:
   Cash                                                                             $ 780                         $ 11,662
                                                                        ------------------                -----------------
                       Total Current Assets                                           780                           11,662

PROPERTY:
   Oil and Gas Lease                                                                1,122                                -
                                                                        ------------------                -----------------

                           TOTAL ASSETS                                           $ 1,902                         $ 11,662
                                                                        ==================                =================


               LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Accounts Payable                                                               $ 9,156                          $ 2,368
   Loan from Affiliates                                                                 -                            3,750
   Loan from Shareholders                                                           6,930                            6,930
                                                                        ------------------                -----------------

                         Total Liabilities                                         16,086                           13,048
                                                                        ------------------                -----------------


COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
   Preferred shares, no par value, non voting: 10,000,000
     shares authorized; no shares issued and outstanding                                -                                -
   Common shares, $.001 par value, voting: 200,000,000
     shares authorized; 3,955,524 and 2,845,524 issued
     and outstanding, respectively                                                  3,955                            2,845
   Additional paid in capital                                                     449,819                          387,930
   Deficit accumulated during the development stage                              (467,958)                        (392,161)
                                                                        ------------------                -----------------

                    Total Shareholders' Deficit                                   (14,184)                          (1,386)
                                                                        ------------------                -----------------

            TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                           $ 1,902                         $ 11,662
                                                                        ==================                =================


The accompanying notes are an integral part of these statements.


                              BEDROCK ENERGY, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF OPERATIONS




                                                                                                  Period From
                                                                                                  (Inception)
                                                                                                  March 17, 1999
                                                    Year Ended                Year Ended            Through
                                                  December 31, 2009     December 31, 2008        December 31, 2009
                                          ---------------------     ---------------------     ---------------------
OPERATING EXPENSES:
   Salaries and related expenses                           $ -                       $ -                 $ 112,128
   Professional fees                                    26,721                    24,053                   116,004
   Service fees                                         48,000                    11,000                   230,275
   Travel and entertainment                              2,861                     9,601                    36,057
   General and administrative                            1,965                     3,455                    37,385
                                          ---------------------     ---------------------     ---------------------
        Total Operating Expenses                        79,547                    48,109                   531,849
                                          ---------------------     ---------------------     ---------------------

             Operating loss                            (79,547)                  (48,109)                 (531,849)

OTHER INCOME:
   Other, net                                            3,750                         -                    63,891
                                          ---------------------     ---------------------     ---------------------

NET LOSS
   BEFORE INCOME TAXES                                 (75,797)                  (48,109)                 (467,958)

   Provision for income taxes                                -                         -                         -
                                          ---------------------     ---------------------     ---------------------

NET LOSS                                             $ (75,797)                $ (48,109)               $ (467,958)
                                          =====================     =====================     =====================


Basic and diluted
   (loss) per common share                             $ (0.02)                  $ (0.02)                  $ (0.03)
                                          =====================     =====================     =====================

Basic and diluted
   weighted-average number
   of common shares outstanding                      3,507,320                 2,467,511                 1,758,357
                                          =====================     =====================     =====================



The accompanying notes are an integral part of these statements.




                              BEDROCK ENERGY, INC.
                      (A Company in the Development Stage)

            STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)



                                                             Common Shares               Preferred Shares         Additional
                                                               $.001 Par Value                No Par Value         Paid-in
                                                       Shares         Amount          Shares          Amount       Capital
                                                  ------------------- ---------  ------------------------------  ------------
BALANCES, Inception, March 17, 1999                                -         $ -                 -         $ -           $ -
   Issuance of shares for services and cash                950,706         950                   -           -        43,825
   Net loss                                                        -           -                 -           -             -
                                                  ------------------- ---------- ------------------  ----------  ------------

BALANCES, December 31, 1999                                950,706         950                   -           -        43,825
   Issuance of shares for debt, services and cash           39,818          40                   -           -       140,960
   Net loss                                                        -           -                 -           -             -
                                                  ------------------- ---------- ------------------  ----------  ------------

BALANCES, December 31, 2000                                990,524         990                   -           -       184,785
   Net income                                                      -           -                 -           -             -
                                                  ------------------- ---------- ------------------  ----------  ------------

BALANCES, December 31, 2001                                990,524         990                   -           -       184,785
   Net income                                                      -           -                 -           -             -
                                                  ------------------- ---------- ------------------  ----------  ------------

BALANCES, December 31, 2002                                990,524         990                   -           -       184,785
   Net loss                                                        -           -                 -           -             -
                                                  ------------------- ---------- ------------------  ----------  ------------

BALANCES, December 31, 2003                                990,524         990                   -           -       184,785
   Net loss                                                        -           -                 -           -             -
                                                  ------------------- ---------- ------------------  ----------  ------------

BALANCES, December 31, 2004                                990,524         990                   -           -       184,785
   Net loss                                                        -           -                 -           -             -
                                                  ------------------- ---------- ------------------  ----------  ------------

BALANCES, December 31, 2005                                990,524         990                   -           -       184,785
   Net loss                                                        -           -                 -           -             -
                                                  ------------------- ---------- ------------------  ----------  ------------

BALANCES, December 31, 2006                                990,524         990                   -           -       184,785
   Issuance of shares for debt, services and cash        1,245,000       1,245                   -           -       165,255
   Net loss                                                        -           -                 -           -             -
                                                  ------------------- ---------- ------------------  ----------  ------------

BALANCES, December 31, 2007                              2,235,524       2,235                   -           -       350,040
   Issuance of shares for services and cash                610,000         610                   -           -        37,890
   Net loss                                                        -           -                 -           -             -
                                                  ------------------- ---------- ------------------  ----------  ------------

BALANCES, December 31, 2008                              2,845,524       2,845                   -           -       387,930
   Issuance of shares for services and cash              1,110,000       1,110                   -           -        61,889
   Net loss                                                        -           -                 -           -             -
                                                  ------------------- ---------- ------------------- ----------- ------------
BALANCES, December 31, 2009                              3,955,524     $ 3,955                   -         $ -     $ 449,819
                                                  =================== ========== =================== =========== ============


The accompanying notes are an integral part of these statements.




                              BEDROCK ENERGY, INC.
                      (A Company in the Development Stage)

             STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)




                                                                             Total
                                                                         Shareholders'
                                                                            Equity
                                                             Deficit       (Deficit)
                                                           ------------ ----------------
BALANCES, Inception, March 17, 1999                                 $ -             $ -
   Issuance of shares for services and cash                           -          44,775
   Net loss                                                    (29,784)         (29,784)
                                                          ------------- ----------------

BALANCES, December 31, 1999                                    (29,784)          14,991
   Issuance of shares for debt, services and cash                     -         141,000
   Net loss                                                   (215,994)        (215,994)
                                                          ------------- ----------------

BALANCES, December 31, 2000                                   (245,778)         (60,003)
   Net income                                                    9,233            9,233
                                                          ------------- ----------------

BALANCES, December 31, 2001                                   (236,545)         (50,770)
   Net income                                                   49,137           49,137
                                                          ------------- ----------------

BALANCES, December 31, 2002                                   (187,408)          (1,633)
   Net loss                                                       (890)            (890)
                                                          ------------- ----------------

BALANCES, December 31, 2003                                   (188,298)          (2,523)
   Net loss                                                     (5,657)          (5,657)
                                                          ------------- ----------------

BALANCES, December 31, 2004                                   (193,955)          (8,180)
   Net loss                                                    (36,000)         (36,000)
                                                          ------------- ----------------

BALANCES, December 31, 2005                                   (229,955)         (44,180)
   Net loss                                                    (36,000)         (36,000)
                                                          ------------- ----------------

BALANCES, December 31, 2006                                   (265,955)         (80,180)
   Issuance of shares for debt, services and cash                     -         166,500
   Net loss                                                    (78,097)         (78,097)
                                                          ------------- ----------------

BALANCES, December 31, 2007                                   (344,052)           8,223
   Issuance of shares for services and cash                           -          38,500
   Net loss                                                    (48,109)         (48,109)
                                                          ------------- ----------------

BALANCES, December 31, 2008                                   (392,161)          (1,386)
   Issuance of shares for services and cash                           -          62,999
   Net loss                                                    (75,797)         (75,797)
                                                          ------------- ----------------
BALANCES, December 31, 2009                                  $(467,958)       $ (14,184)
                                                          ============= ================


The accompanying notes are an integral part of these statements.



                              BEDROCK ENERGY, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF CASH FLOWS


                                                                                                        Period From
                                                                                                        (Inception)
                                                                                                       March 17, 1999
                                                         Year Ended              Year Ended               Through
                                                     December 31, 2009        December 31, 2008        December 31, 2009
                                                  --------------------     ---------------------    ---------------------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net (loss)                                               $ (75,797)                $ (48,109)              $ (467,958)
   Adjustments to reconcile net (loss) to net cash
      (used in) operating activities:
     Issuance of common shares for services                    53,000                    11,000                  176,275
     Issuance of debt for services                                  -                         -                   12,000
     Debt forgiveness                                          (3,750)                        -                  (66,259)
     Increase in accruals/payables                              6,787                         -                  132,732
                                                  --------------------     ---------------------    ---------------------

      Net cash used in operating activities                   (19,760)                  (37,109)                (213,210)
                                                  --------------------     ---------------------    ---------------------

CASH FLOW FROM INVESTING ACTIVITIES:
  Purchase of Lease                                            (1,122)                        -                   (1,122)
                                                  --------------------     ---------------------    ---------------------

       Net cash used in investing activities                   (1,122)                        -                   (1,122)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from related party payable                              -                     2,500                   21,612
   Sale of common shares                                       10,000                    27,500                  193,500
                                                  --------------------     ---------------------    ---------------------

    Net cash provided by financing activities                  10,000                    30,000                  215,112
                                                  --------------------     ---------------------    ---------------------

NET (DECREASE) INCREASE IN CASH                               (10,882)                   (7,109)                     780

CASH, BEGINNING OF PERIOD                                      11,662                    18,771                        -
                                                  --------------------     ---------------------    ---------------------

CASH, END OF PERIOD                                             $ 780                  $ 11,662                    $ 780
                                                  ====================     =====================    =====================


NONCASH ACTIVITIES:
   Issuance of common shares for debt                             $ -                       $ -                 $ 93,298
                                                  ====================     =====================    =====================



The accompanying notes are an integral part of these statements.

                              BEDROCK ENERGY, INC.
                      (A Company in the Development Stage)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2009

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
------------

The Company was incorporated in Colorado on August 11, 2004 with its name changed to Bedrock Energy, Inc. on October 18, 2007 from CellTouch, Inc. Enviromart.com, Inc. was incorporated in New Hampshire in March of 1999. On September 21, 2004 CellTouch, Inc. and Enviromart.com, Inc. (collectively the "Company") were merged under the laws of the State of Colorado and CellTouch, Inc. became the surviving entity. The Company has been in the development stage since its inception. Activities through December 31, 2009 include the raising of equity capital and the formation of a previous business plan to sell environmental products over the Internet as well as the current business plan to merge with or acquire and develop assets from a company in the oil and gas industry.

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

                              BEDROCK ENERGY, INC.
                      (A Company in the Development Stage)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2009

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Going Concern
-------------

The Company's financial statements for the years ended December 31, 2009 and 2008 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported an accumulated deficit in the development stage of $467,958 and $392,161 as of December 31, 2009 and 2008 respectively. The Company did not recognize revenues from its activities during the years ended December 31, 2009 and 2008. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Recent Accounting Pronouncements
--------------------------------

In June 2009, the Financial Accounting Standard Board ("FASB") issued Accounting Standards Codification ("ASC") 105, "Generally Accepted Accounting Principals" (formerly Statement of Financial Accounting Standards ("SFAS") No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles"). ASC 105 establishes the FASB ASC as the single source of authoritative nongovernmental U.S. GAAP. The standard is effective for interim and annual periods ending after September 15, 2009. We adopted the provisions of the standard during the year 2009 which did not have a material impact on our financial statements.

There were various other accounting standards and interpretations issued in 2009 and 2008, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

NOTE 2 - SHAREHOLDERS' EQUITY

Preferred Share
---------------

The Company is authorized to issue 10,000,000 shares of no par value preferred stock. As of December 31, 2009 and 2008, the Company has no shares issued and outstanding.

Common Share
------------

The Company is authorized to issue 200,000,000 shares of $.001 voting common stock. Effective March 24, 2008 the Company, as a result of shareholder approval, implemented a one for two share reverse stock split and therefore as of December 31, 2009 and 2008 there were a total of 3,955,524 and 2,845,524 shares of common stock issued and outstanding respectively.

During the year ended December 31, 2009, the Company issued 1,010,000 shares of its common stock for services valued at $53,000 (See Note 3) or $.052 per share and sold 100,000 shares of its common stock for $10,000 in cash or $.10 per share.

During the year ended December 31, 2008, the Company sold 200,000 shares of its common stock as part of a private placement as noted below for $20,000 or at $.10 per share, issued 110,000 shares of its common stock for services valued at $11,000 (See Note 3) or at $.10 per share and sold 300,000 shares of its common stock to officers for $7,500 or $.025 per share.

                              BEDROCK ENERGY, INC.
                      (A Company in the Development Stage)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2009

NOTE 2 - SHAREHOLDERS' EQUITY (continued)

Common Share (continued)
------------

On August 2, 2007, the Company authorized the sale in a private placement of 1,000,000 shares of common stock (pre-reverse stock split) at a price of $.05 per share under an exemption from registration provision of the Securities Act of 1933. The funds were used to pay the costs associated with its administration and payment of professional fees to bring the Company to a fully reporting company within compliance of the Securities Act of 1933 and 1934 and during the year ended December 31, 2008 the Company effectively became a fully reporting company. As of December 31, 2008, the Company sold a total of 900,000 shares of common stock (pre reverse stock split) as part of this private placement for a total of $45,000 in cash.

NOTE 3 - RELATED PARTY TRANSACTIONS

As of December 31, 2009 and 2008, the Company owes the officers and directors a total of $9,298 and $9,298 respectively and included in this amount is a loan of $2,500 from an officer of the Company on December 29, 2008 whereby the Company issued an unsecured seven (7%) percent promissory note with principal and all accrued and unpaid interest due and payable on December 29, 2009 (See Note 6).

During the year ended December 31, 2009, the Company issued 350,000 shares of common stock to its two Board members in exchange for services valued at $17,500.

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

NOTE 4 - INCOME TAXES

As of December 31, 2009 and 2008, the Company had net operating loss carryforwards for income tax and financial reporting purposes of approximately $376,000 and $306,000 respectively, expiring in the years 2014 through 2029. The deferred tax assets that result from such operating loss carryforwards of approximately $115,000 and $92,000 at December 31, 2009 and 2008, respectively have been fully reserved for in the accompanying financial statements. During the years ended December 31, 2009 and 2008, the valuation allowance established against the net operating loss carryforwards increased by $23,000 and $14,000 respectively.

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

                              BEDROCK ENERGY, INC.
                      (A Company in the Development Stage)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2009

NOTE 6 - SUBSEQUENT EVENTS

On February 4, 2010, the Company authorized the issuance of 60,000 shares of its common stock to each of its two officers and directors for a total of 120,000 shares in full payment of debt totaling $9,298 and authorized the issuance of 40,000 shares of its common stock to each of its two officers and directors for a total of 80,000 shares for services rendered during the first quarter of 2010 in the amount of $8,000 or $.10 per share.

On February 12, 2010, the Company authorized the issuance of 100,000 shares of its common stock for services valued at $10,000 or $.10 per share.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              Bedrock Energy, Inc.

Dated: March 29, 2010
                              By:  /s/ W. Edward Nichols
                                   --------------------------------------------
                                       W. Edward Nichols,
                                       President,  Chief Executive  Officer,
                                       Secretary and Chairman


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

Dated: March 29, 2010
                             Bedrock Energy, Inc.

                        By: /s/ W. Edward Nichols
                            ----------------------------------------------------
                                W. Edward Nichols, President, Chief Executive Officer, Secretary and Chairman

                           /s/ Herbert T. Sears
                           -----------------------------------------------------
                               Herbert T. Sears, Chief Financial Officer,
                               Treasurer and Director