Form 10-Q
period 2010-03-31
Bedrock Energy, Inc.
filed 2010-05-17
CIK 1434702

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                -----------------

                                    FORM 10Q
                                -----------------
(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2010

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from __________ to ___________

                       Commission file number: 333-151398

                           GULFSTAR ENERGY CORPORATION
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

                              Bedrock Energy, Inc.
                              --------------------

   (Former name, address and former fiscal year, if changed from last report)

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

As of May 13, 2010, there were 1,401,251 shares of the registrant's common stock issued and outstanding.




PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)                                          Page
                                                                                         ----

         Balance Sheets - March 31, 2010 and December 31, 2009                             F-1

         Statements of Operations  -
                  Three months ended March 31, 2010 and 2009 and
                  From March 17, 1999 (Inception) to March 31, 2010                        F-2

         Statements of Stockholders' Equity (Deficit)
                  From March 17, 1999 (Inception) to March 31, 2010                        F-3

         Statements of Cash Flows -
                  Three months ended March 31, 2010 and  2009 and
                  From March 17, 1999 (Inception) to March 31, 2010                        F-4

         Notes to the Financial Statements                                                 F-5

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                 1

Item 3.  Quantitative and Qualitative Disclosures About Market Risk - Not Applicable        3

Item 4. Controls and Procedures                                                             4

Item 4T.  Controls and Procedures                                                           4

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings -Not Applicable                                                  5

Item 1A. Risk Factors - Not Applicable                                                      5

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                        5

Item 3.  Defaults Upon Senior Securities - Not Applicable                                   6

Item 4.  Removed and Reserved                                                               6

Item 5.  Other Information - Not Applicable                                                 6

Item 6.  Exhibits                                                                           6
SIGNATURES                                                                                  7


                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                           GULFSTAR ENERGY CORPORATION
                         (Formerly Bedrock Eenrgy, Inc.)
                      ( A Company in the Development Stage)

                                 BALANCE SHEETS







                                                                             March 31,              December 31,
                                                                                2010                    2009
                                                                           ---------------         ----------------
                                ASSETS                                      (Unaudited)               (Audited)
                                ------

CURRENT ASSETS:
   Cash                                                                             $ 470                    $ 780
                                                                           ---------------         ----------------
                         Total Current Assets                                         470                      780

PROPERTY:
   Oil and Gas Lease                                                                1,122                    1,122
                                                                           ---------------         ----------------

                             TOTAL ASSETS                                         $ 1,592                  $ 1,902
                                                                           ===============         ================


            LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Accounts Payable                                                               $ 6,162                  $ 9,156
   Loan from Shareholders                                                               -                    6,930
                                                                           ---------------         ----------------

                          Total Liabilities                                         6,162                   16,086
                                                                           ---------------         ----------------


COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT):
   Preferred shares, no par value, non voting: 10,000,000
     shares authorized; no shares issued and outstanding                                -                        -
   Common shares, $.001 par value, voting: 200,000,000
     shares authorized; 4,255,524 and 3,955,524 issued and
     outstanding, respectively                                                      4,255                    3,955
   Additional paid in capital                                                     476,818                  449,819
   Deficit accumulated during the development stage                              (485,643)                (467,958)
                                                                           ---------------         ----------------

                 Total Shareholders' Equity (Deficit)                              (4,570)                 (14,184)
                                                                           ---------------         ----------------

           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                   $ 1,592                  $ 1,902
                                                                           ===============         ================


The accompanying notes are an integral part of these statements.


                                      F-1





                           GULFSTAR ENERGY CORPORATION
                         (Formerly Bedrock Eenrgy, Inc.)
                       (A Company in the Development Stage)

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)






                                                                                                  Period From
                                                                                                  (Inception)
                                                                                                March 17, 1999
                                                     For the Three Months Ended                     Through
                                              March 31, 2010             March 31, 2009         March 31, 2010
                                          -----------------------    -----------------------    -----------------
OPERATING EXPENSES:
   Salaries and related expenses                             $ -                        $ -            $ 112,128
   Professional fees                                       9,375                      2,804              125,379
   Service fees                                            8,000                     16,750              238,275
   Travel and entertainment                                   24                      1,251               36,081
   General and administrative                                286                      1,468               37,671
                                          -----------------------    -----------------------    -----------------
        Total Operating Expenses                          17,685                     22,273              549,534
                                          -----------------------    -----------------------    -----------------
             Operating loss                              (17,685)                   (22,273)            (549,534)

OTHER INCOME:
   Other, net                                                          -                          -       63,891
                                          -----------------------    -----------------------    -----------------
NET LOSS
   BEFORE INCOME TAXES                                   (17,685)                   (22,273)            (485,643)

   Provision for income taxes                                  -                          -                  -
                                          -----------------------    -----------------------    -----------------
NET LOSS                                                 (17,685)                   (22,273)            (485,643)
                                          =======================    =======================    =================

Basic and diluted
   (loss) per common share                               $ (0.01)                   $ (0.01)
                                          =======================    =======================
Basic and diluted
   weighted-average number
   of common shares outstanding                        4,105,524                  3,203,857
                                          =======================    =======================



The accompanying notes are an integral part of these statements.


                                      F-2





                          GULFSTAR ENERGY CORPORATION
                        (Formerly Bedroeck Energy, Inc.)
                      (A Company in the Development Stage)

             STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                                   (Unaudited)




                                                          Common Shares              Preferred Shares        Additional
                                                         $.001 Par Value               No Par Value           Paid-in
                                                     Shares         Amount         Shares         Amount      Capital     Deficit
                                                 ----------------------------  ---------------------------- ------------ ----------
BALANCES, Inception, March 17, 1999                          -   $    -           -                 $ -    $            $
   Issuance of shares for services and cash            950,706         950        -                   -       43,825           -
   Net loss                                                  -        -           -                   -            -     (29,784)
                                               ----------------------------------------------  ---------- ------------------------

BALANCES, December 31, 1999                            950,706         950        -                   -       43,825     (29,784)
   Issuance of shares for debt, services and
   cash                                                 39,818          40        -                   -      140,960           -
   Net loss                                                  -       -            -                   -                 (215,994)
                                               ----------------------------------------------  ---------- ------------------------

BALANCES, December 31, 2000                            990,524         990        -                   -      184,785    (245,778)
   Net income                                                -       -            -                   -            -       9,233
                                               ----------------------------------------------  ---------- ------------------------

BALANCES, December 31, 2001                            990,524         990        -                   -      184,785    (236,545)
   Net income                                                -       -            -                   -            -      49,137
                                               ----------------------------------------------  ---------- ------------------------

BALANCES, December 31, 2002                            990,524         990        -                   -      184,785    (187,408)
   Net loss                                                  -       -            -                   -            -        (890)
                                               ----------------------------------------------  ---------- ------------------------

BALANCES, December 31, 2003                            990,524         990        -                   -      184,785    (188,298)
   Net loss                                                  -       -            -                   -            -      (5,657)
                                               ----------------------------------------------  ---------- ------------------------

BALANCES, December 31, 2004                            990,524         990        -                   -      184,785    (193,955)
   Net loss                                                  -       -            -                   -            -     (36,000)
                                               ----------------------------------------------  ---------- ------------------------

BALANCES, December 31, 2005                            990,524         990        -                   -      184,785    (229,955)
   Net loss                                                  -       -            -                   -            -     (36,000)
                                               ----------------------------------------------  ---------- ------------------------

BALANCES, December 31, 2006                            990,524         990        -                   -      184,785    (265,955)
   Issuance of shares for debt, services and
   cash                                              1,245,000       1,245        -                   -      165,255           -
   Net loss                                                  -       -            -                   -            -     (78,097)
                                               ----------------------------------------------  ---------- ------------------------

BALANCES, December 31, 2007                          2,235,524       2,235        -                   -      350,040    (344,052)
   Issuance of shares for services and cash            610,000         610        -                   -       37,890           -
   Net loss                                                  -       -            -                   -            -     (48,109)
                                               ----------------------------------------------  ---------- ------------------------

BALANCES, December 31, 2008                          2,845,524       2,845        -                   -      387,930    (392,161)
   Issuance of shares for services                   1,110,000       1,110        -                   -       61,889           -
   Net loss                                                  -       -            -                   -            -     (75,797)
                                               ----------------------------------------------  ---------- ------------------------
BALANCES, December  31, 2009                         3,955,524       3,955        -                   -      449,819    (467,958)
   Issuance of shares for debt and services            300,000         300        -                   -       26,999           -
   Net loss                                                  -       -            -                   -            -     (17,685)
                                               ----------------------------------------------  ---------- ------------------------
BALANCES, March 31, 2010                             4,255,524     $ 4,255        -               $   -    $ 476,818   $(485,643)
                                               ================  ==========  ================  ========== ============ ===========

The accompanying notes are an integral part of these statements.


                                      F-3


 (continued)

                          GULFSTAR ENERGY CORPORATION
                        (Formerly Bedroeck Energy, Inc.)
                      (A Company in the Development Stage)

             STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                                   (Unaudited)


                                                             Total
                                                          Shareholders'
                                                             Equity
                                                            (Deficit)
                                                          --------------
BALANCES, Inception, March 17, 1999                      $          -
   Issuance of shares for services and cash                    44,775
   Net loss                                                   (29,784)
                                                        ---------------

BALANCES, December 31, 1999                                    14,991
   Issuance of shares for debt, services and
   cash                                                       141,000
   Net loss                                                  (215,994)
                                                        ---------------

BALANCES, December 31, 2000                                   (60,003)
   Net income                                                   9,233
                                                        ---------------

BALANCES, December 31, 2001                                   (50,770)
   Net income                                                  49,137
                                                        ---------------

BALANCES, December 31, 2002                                    (1,633)
   Net loss                                                      (890)
                                                        ---------------

BALANCES, December 31, 2003                                    (2,523)
   Net loss                                                    (5,657)
                                                        ---------------

BALANCES, December 31, 2004                                    (8,180)
   Net loss                                                   (36,000)
                                                        ---------------

BALANCES, December 31, 2005                                   (44,180)
   Net loss                                                   (36,000)
                                                        ---------------

BALANCES, December 31, 2006                                   (80,180)
   Issuance of shares for debt, services and
   cash                                                       166,500
   Net loss                                                   (78,097)
                                                        ---------------

BALANCES, December 31, 2007                                     8,223
   Issuance of shares for services and cash                    38,500
   Net loss                                                   (48,109)
                                                        ---------------

BALANCES, December 31, 2008                                    (1,386)
   Issuance of shares for services                             62,999
   Net loss                                                   (75,797)
                                                        ---------------
BALANCES, December  31, 2009                                  (14,184)
   Issuance of shares for debt and services                    27,299
   Net loss                                                   (17,685)
                                                        ---------------
BALANCES, March 31, 2010                                     $ (4,570)
                                                        ===============



The accompanying notes are an integral part of these statements.


                          GULFSTAR ENERGY CORPORATION
                        (Formerly Bedroeck Energy, INc.)
                      (A Company in the Development Stage)

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                            Period From
                                                                                                            (Inception)
                                                                                                            March 17, 1999
                                                                For the Three Months Ended                    Through
                                                        March 31, 2010             March 31, 2009           March 31, 2010
                                                     ----------------------     ----------------------    -----------------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net loss                                                      $ (17,685)                 $ (22,273)          $ (485,643)
   Adjustments to reconcile net (loss) to net cash
      (used in) operating activities:
     Issuance of common shares for services                         14,676                     32,500              190,951
     Issuance of debt for services                                       -                          -               12,000
     Debt forgiveness                                                    -                          -              (66,259)
     (Increase) in current assets                                        -                    (15,750)                   -
     Increase in accounts payable                                    2,699                      1,096              135,431
                                                     ----------------------     ----------------------    -----------------
       Net cash used in operating activities                          (310)                    (4,427)            (213,520)
                                                     ----------------------     ----------------------    -----------------
CASH FLOW FROM INVESTING ACTIVITIES:
  Purchase of Lease                                                      -                     (1,122)              (1,122)
                                                     ----------------------     ----------------------    -----------------
       Net cash used in investing activities                             -                          -               (1,122)
                                                     ----------------------     ----------------------    -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from related party payable                                   -                          -               21,612
   Sale of common shares                                                 -                                         193,500
                                                     ----------------------     ----------------------    -----------------

     Net cash provided by financing activities                           -                          -              215,112
                                                     ----------------------     ----------------------    -----------------
NET (DECREASE) INCREASE IN CASH                                       (310)                    (5,549)                 470

CASH, BEGINNING OF PERIOD                                              780                     11,662                    -
                                                     ----------------------     ----------------------    -----------------
CASH, END OF PERIOD                                                  $ 470                    $ 6,113                $ 470
                                                     ======================     ======================    =================

NONCASH ACTIVITIES:
   Issuance of common shares for debt                             $ 12,622       $                  -    $         105,920
                                                     ======================     ======================    =================








The accompanying notes are an integral part of these statements.


                                      F-5


                           GULFSTAR ENERGY CORPORATION
                         (Formerly Bedrock Energy, Inc.)
                      (A Company in the Development Stage)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2010
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The Company was incorporated in Colorado on August 11, 2004 and its name changed to Bedrock Energy, Inc. on October 18, 2007 from CellTouch, Inc. Enviromart.com, Inc. was incorporated in New Hampshire in March of 1999. On September 21, 2004, CellTouch, Inc. and Enviromart.com, Inc. (collectively the "Company") were merged under the laws of the State of Colorado and CellTouch, Inc. became the surviving entity. The Company has been in the development stage since its inception. Activities through March 31, 2010 include the raising of equity capital and the formation of a previous business plan to sell environmental products over the Internet as well as the current business plan to merge with or acquire and develop assets from a company in the oil and gas industry (See Note
6).

On May 5, 2010, the Company's Board of Directors and a majority of its Shareholders, by written consent approved proposals to amend the Company's Articles of Incorporation to give effect to changing the name of the Company from Bedrock Energy, Inc. to Gulfstar Energy Corporation and to allow for a reverse split of the Company's issued and outstanding common stock on a one for eight basis.

On May 5, 2010, the Company entered into Share Exchange Agreement (Share Agreement) with Talon Energy Corporation (Talon). Talon is a Florida company engaged in activities in the oil and gas industry.

The Share Agreement provides for the Company to issue 3,500,000 post-split shares of its restricted common stock to the shareholders of Talon in exchange for the issued and outstanding shares of Talon. After the exchange of such shares the Company will own 100% of the issued and outstanding stock of Talon.

The closing of the acquisition of Talon is contingent upon the delivery of audited financial statements of Talon and the issuance and delivery of the common stock of the Company and Talon.


Interim Presentation

In the opinion of the management of the Company, the accompanying unaudited financial statements include all material adjustments, including all normal and recurring adjustments, considered necessary to present fairly the financial position and operating results of the Company for the periods presented. The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009. It is the Company's opinion that when the interim financial statements are read in conjunction with the December 31, 2009 Annual Report on Form 10-K, the disclosures are adequate to make the information presented not misleading. Interim results are not indicative of results for a full year or any future period.

Statement of Cash Flows

For purposes of the statements of cash flows, cash includes deposits in commercial bank accounts.

                           GULFSTAR ENERGY CORPORATION
                         (Formerly Bedrock Energy, Inc.)
                      (A Company in the Development Stage)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2010
                                   (Unaudited)

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

Going Concern

The Company's financial statements for the three months ended March 31, 2010 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported an accumulated deficit in the development stage of $485,643 as of March 31, 2010. The Company did not recognize revenues from its activities during the three months ended March 31, 2010. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Recent Accounting Pronouncements

There were accounting standards and interpretations issued during the three months ended March 31, 2010, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

NOTE 2 - SHAREHOLDERS' EQUITY (DEFICIT)

Preferred Share

The Company is authorized to issue 10,000,000 shares of no par value preferred stock. As of March 31, 2010, the Company has no shares issued and outstanding.

                           GULFSTAR ENERGY CORPORATION
                         (Formerly Bedrock Energy, Inc.)
                      (A Company in the Development Stage)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2010
                                   (Unaudited)

NOTE 2 - SHAREHOLDERS' EQUITY (DEFICIT) (continued)

Common Share

The Company is authorized to issue 200,000,000 shares of $.001 voting common stock. As of March 31, 2010 and 2009 there were a total of 4,255,524 and 3,495,524 shares of common stock issued and outstanding respectively.

During the three months ended March 31, 2010, the Company issued 146,760 shares of its common stock for services valued at market as well as 153,240 shares of its common stock for debt of $12,622 (See Note 3).

During the three months ended March 31, 2009, the Company issued 650,000 shares of its common stock for services valued at market (See Note 3).

NOTE 3 - RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2010, the Company issued to its two Board members 80,000 shares of its common stock in exchange for services for the quarter ended March 31, 2010 valued at $8,000 as well as 120,000 shares of its common stock in exchange for debt in the amount of $9,298.

During the three months ended March 31, 2009, the Company issued 350,000 shares of its common stock to its two Board members in exchange for services to be rendered during the period March 1, 2009 through December 31, 2009 valued at $17,500.

NOTE 4 - INCOME TAXES

As of March 31, 2010, the Company had net operating loss carryforwards for income tax and financial reporting purposes of approximately $393,000 expiring in the years 2014 through 2029. The deferred tax assets that result from such operating loss carryforwards of approximately $120,000 as of March 31, 2010 have been fully reserved for in the accompanying financial statements. During the three months ended March 31, 2010, the valuation allowance established against the net operating loss carryforwards increased by $5,000.

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

                           GULFSTAR ENERGY CORPORATION
                         (Formerly Bedrock Energy, Inc.)
                      (A Company in the Development Stage)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2010
                                   (Unaudited)

NOTE 6 - SUBSEQUENT EVENTS

The Company on May 5, 2010 changed its name from Bedrock Energy, Inc. to Gulfstar Energy Corporation as well as authorized a one share for eight share reverse stock split. Also, the Company authorized the issuance of 40,000 shares of its post reverse common stock for services valued at $32,000 or $.80 per share and the issuance to each of its two Board members of 52,500 shares of its post reverse common stock for services valued at $42,000 or $.80 per share as well as the issuance to each of its two Board members of 2,500 shares of its post reverse common stock for a loan from each of its two Board members during the month of April 2010 in the amount of $2,000 or $.80 per share.

On May 5, 2010, the Company entered into Share Exchange Agreement (Share Agreement) with Talon Energy Corporation (Talon). Talon is a Florida company engaged in activities in the oil and gas industry.

The Share Agreement provides for the Company to issue 3,500,000 post-split shares of its restricted common stock to the shareholders of Talon in exchange for the issued and outstanding shares of Talon. After the exchange of such shares the Company will own 100% of the issued and outstanding stock of Talon.

The closing of the acquisition of Talon is contingent upon the delivery of audited financial statements of Talon and the issuance and delivery of the common stock of the Company and Talon.

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

OPERATIONS
----------

We had no operations prior to and we had no revenues during the three months ended March 31, 2010. We have minimal capital and minimal cash. We are illiquid and need cash infusions from investors or shareholders to provide capital, or loans from any sources.

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

On May 5, 2010, the Company's Board of Directors and a majority of its Shareholders, by written consent approved proposals to amend the Company's Articles of Incorporation to give effect to changing the name of the Company from Bedrock Energy, Inc. to Gulfstar Energy Corporation and to allow for a reverse split of the Company's issued and outstanding common stock on a one for eight basis.

On May 5, 2010, the Company entered into Share Exchange Agreement (Share Agreement) with Talon Energy Corporation (Talon). Talon is a Florida company engaged in activities in the oil and gas industry.

The Share Agreement provides for the Company to issue 3,500,000 post-split shares of its restricted common stock to the shareholders of Talon in exchange for the issued and outstanding shares of Talon. After the exchange of such shares the Company will own 100% of the issued and outstanding stock of Talon.

The closing of the acquisition of Talon is contingent upon the delivery of audited financial statements of Talon and the issuance and delivery of the common stock of the Company and Talon.

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

RESULTS OF OPERATIONS
---------------------

For the Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

During the three months ended March 31, 2010 and 2009, we did not recognize any revenues from our business activities.

During the three months ended March 31, 2010, we incurred total operating expenses of $17,685 compared to $22,273 during the three months ended March 31, 2009. The decrease of $4,588 was a result of $8,750 decrease in service fees, a $1,227 decrease in travel and entertainment expense and a $1,200 decrease in general and administrative expenses offset by an increase of $6,751 in professional fees.

During the three months ended March 31, 2010, we incurred a net loss of $17,685 compared to a net loss of $22,273 during the three months ended March 31, 2009. The decrease of $4,588 is a result of $8,750 decrease in service fees, a $1,227 decrease in travel and entertainment expense and a $1,200 decrease in general and administrative expenses offset by an increase of $6,751 in professional fees, as discussed above.

LIQUIDITY
---------

At March 31, 2010, we had total current assets of $470 consisting solely of cash. At March 31, 2010, we had total liabilities of $6,162, consisting solely of accounts payables. At March 31, 2010, we had an accumulated deficit of $485,643.

During the three months ended March 31, 2010, we used net cash of $310 in operational activities. During the three months ended March 31, 2009, we used net cash of $4,427 in operational activities.

During the three months ended March 31, 2010, we recognized a net loss of $17,685, which was adjusted for a non-cash activity of $14,676 in common stock that was issued for services. During the three months ended March 31, 2009, we recognized a net loss of $22,273, which was adjusted for a non-cash activity of $32,500 in common stock that was issued for services.

During the three months ended March 31, 2010, the Company neither received nor used funds in its investing activities. During the three months ended March 31, 2009, the Company used $1,122 in its investing activities. The funds were used to purchase a 100% net revenue interest in 240 acres in Morgan County, Colorado.

During the three months ended March 31, 2010 and 2009, the Company did not receive or use any funds from its financing activities.

During the three months ended March 31, 2010, the Company issued 146,760 shares of its common stock for services valued at market as well as 153,240 shares of its common stock for debt of $12,622.

During the three months ended March 31, 2009, the Company issued 650,000 shares of its common stock for services valued at market.

We have minimal cash at March 31, 2010 and no other assets, and we will be reliant upon shareholder loans or private placements of equity to fund any kind of operations. We have secured no sources of loans or private placements at this time.

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

As required by SEC Rule 15d-15(b), our Chief Executive Officer and Chief Financial Officer for the quarter ended March 31, 2010, carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, Messrs. Nichols and Sears have concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure as a result of the deficiency in our internal control over financial reporting discussed below.

ITEM 4T. CONTROLS AND PROCEDURES

MANAGEMENT'S QUARTERLY  REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

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

Management's assessment of the effectiveness of the registrant's internal control over financial reporting is as of the quarter ended March 31, 2010. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                NONE

ITEM 1A.  RISK FACTORS

            NONE

ITEM 2.  CHANGES IN SECURITIES

The Company made the following unregistered sales of its securities from January 1, 2010 through March 31, 2010.



  DATE OF SALE     TITLE OF SECURITIES   NO. OF SHARES        CONSIDERATION       CLASS OF PURCHASER
------------------ -------------------- ---------------- ----------------------- -----------------------------
   March 2010         Common Stock          146,760               Services        Business Associates
------------------ -------------------- ---------------- ----------------------- -----------------------------

   March 2010         Common Stock          153,240         $12,622 in Debt          Business Associates
------------------ -------------------- ---------------- ----------------------- -----------------------------

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

ITEM 4.  REMOVED AND RESERVED

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





                              GULFSTAR ENERGY CORPORATION
                                  (Registrant)



Dated:   May 17, 2010                 By: /s/ Robert McCann
                                          ---------------------
                                              Robert McCann,
                                              Chief Executive Officer



                                      By: /s/ Stephen Warner
                                          -----------------
                                              Stephen Warner,
                                              Chief Financial Officer