Form 10-Q
period 2010-06-30
GulfStar Energy Corp
filed 2010-10-06
CIK 1434702

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                -----------------

                                    FORM 10Q
                                -----------------
(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2010

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from __________ to ___________

                       Commission file number: 333-151398

                           GULFSTAR ENERGY CORPORATION
                    (Formerly known as: Bedrock Energy, Inc.)
                    -----------------------------------------
             (Exact name of registrant as specified in its charter)

         Colorado                                       02-0511381
         --------                                       ----------

      (State of Incorporation)                   (IRS Employer ID Number)

                  3410 Embassy Drive, West Palm Beach, FL 33401
                 -----------------------------------------------
                    (Address of principal executive offices)

                                  800-820-1632
                           --------------------------
                         (Registrant's Telephone number)

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

Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of September 28, 2010, there were 17,804,691 shares of the registrant's common stock issued and outstanding.






PART I - FINANCIAL INFORMATION                                                         Page
------------------------------                                                         ----

Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets - June 30, 2010 (Unaudited)
                 and December 31, 2009                                                   1


         Condensed Consolidated Statements of Operations (Unaudited) -
                  Three and Six months ended June 30, 2010 and 2009 and
                  From May 19, 2006, (Inception) to June 30, 2010                        2

         CondensedConsolidated  Statements  of  Cash  Flows  (Unaudited)  -  Six
                  months ended June 30, 2010 and 2009 and
                  From May 19, 2006 (Inception) to June 30, 2010                         3

         Notes to the Unaudited Condensed Consolidated Financial Statements              5

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                             13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk - Not Applicable    17

Item 4. Controls and Procedures                                                         17



PART II - OTHER INFORMATION

Item 1.  Legal Proceedings -Not Applicable                                              18

Item 1A. Risk Factors - Not Applicable                                                  18


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                    18

Item 3.  Defaults Upon Senior Securities - Not Applicable                               19

Item 4.  Removed and Reserved                                                           19

Item 5.  Other Information - Not Applicable                                             19

Item 6.  Exhibits                                                                       19
SIGNATURES                                                                              20



                                     PART I

ITEM 1. FINANCIAL STATEMENTS



           GULFSTAR ENERGY CORPORATION AND SUBSIDIARIES
                  (FORMERLY BEDROCK ENERGY, INC.)
               (A Company in the Development Stage)
               CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                            JUNE 30, 2010             DECEMBER 31, 2009
                                                                         --------------------      -------------------------
                                                                             (Unaudited)
ASSETS

Cash and cash equivalents                                            $               291,317   $               645,622
Certificate of Deposit                                                                60,000                    60,000
Account receivable                                                                    28,245                    10,000
                                                                         --------------------      --------------------
   Total current assets                                                              379,562                   715,622
                                                                         --------------------      --------------------
Property and equipment, net                                                        4,192,581                 3,610,092
                                                                         --------------------      --------------------
Note receivable, related party                                                             -                    82,325
Goodwill                                                                             368,369                         -
Intangible assets                                                                    169,374                   169,374
                                                                         --------------------      -------------------
  Total other assets                                                                 537,743                   251,699
                                                                         --------------------      --------------------
   Total assets                                                      $             5,109,886   $             4,577,413
                                                                         ====================      ====================
LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                     $               904,599   $               842,149
Litigation settlement payment                                                         45,000                    70,000
Deposits                                                                             255,332                   503,224
Accrued expenses and liabilities                                                     340,060                    30,655
                                                                         --------------------      --------------------
   Total current liabilities                                                       1,544,991                 1,446,028
                                                                         --------------------      --------------------
Commitments and Contingencies                                                              -                         -

STOCKHOLDERS' EQUITY - Unaudited

Preferred shares, no par value, 100,000,000 shares authorized;
    no shares issued and outstanding                                                       -                         -
Common shares, $0.001 par value, 200,000,000 shares authorized;
    15,811,130 and 11,659,659 shares issued and outstanding
    at June 30, 2010 and December 31, 2009, respectively                              15,811                    11,660
Additional paid in capital                                                         5,531,090                 6,180,126
Accumulated deficit                                                               (3,426,287)               (3,060,401)
                                                                         --------------------      --------------------
     Stockholders' equity before non-controlling interest                          2,120,614                 3,131,385

Non-controlling interest                                                           1,444,281                         -
                                                                         --------------------      --------------------
   Total Stockholders' equity                                                      3,564,895                 3,131,385
                                                                         --------------------      --------------------
   Total liabilities and stockholders' equity                        $             5,109,886   $             4,577,413
                                                                         ====================      ====================

The accompanying notes are an integral part of the financial statements.

                                      1




                  GULFSTAR ENERGY CORPORATION AND SUBSIDIARIES
                         (FORMERLY BEDROCK ENERGY, INC.)
                      (A Company in the Development Stage)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                  Three Months Ended                       Six Months Ended
                                          -----------------------------------   ---------------------------------------
                                           June 30, 2010      June 30, 2009      June 30, 2010        June 30, 2009
                                          ----------------   ----------------   ----------------   --------------------
Net Revenues                           $           33,134 $                - $           37,303 $                    -
Cost of Sales                                      11,342                  -             11,342                      -
                                          ----------------   ----------------   ----------------   --------------------
Gross profit                                       21,792                  -             25,961                      -
                                          ----------------   ----------------   ----------------   --------------------
Operating expenses:
  General and Administrative expense              427,361            173,330            625,200                297,270
                                          ----------------   ----------------   ----------------   --------------------
Total operating expenses                          427,361            173,330            625,200                297,270
                                          ----------------   ----------------   ----------------   --------------------
Loss from operations                             (405,569)          (173,330)          (599,239)              (297,270)
                                          ----------------   ----------------   ----------------   --------------------
Other income:
     Other income                                   1,988                  -            233,353                      -
     Other expense                                      -                  -                  -                      -
                                          ----------------   ----------------   ----------------   --------------------
                                                    1,988                  -            233,353                      -
                                          ---------------    ----------------   ----------------   --------------------
Loss before income taxes                         (403,581)          (173,330)          (365,886)              (297,270)
Income taxes                                            -                  -                  -                      -
                                          ----------------   ----------------   ----------------   --------------------
Net loss                               $         (403,581)$         (173,330)$         (365,886)$             (297,270)
                                          ================   ================   ================   ====================
Basic and diluted net loss
 per common share                      $            (0.03)$          $ (0.02)$            (0.03)$              $ (0.03)
                                          ================   ================   ================   ====================
Weighted average number of
 common shares outstanding                     11,918,189         10,699,647         11,821,647             10,474,627
                                          ================   ================   ================   ====================


                                      2

The accompanying notes are an integral part of the financial statements


                  GULFSTAR ENERGY CORPORATION AND SUBSIDIARIES
                         (FORMERLY BEDROCK ENERGY, INC.)
                      (A Company in the Development Stage)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

(continued)
                                                   Period From(Inception)
                                                   May 19, 2006 through
                                                   June 30, 2010


                                                    ------------------
Net Revenues                                                   37,303
Cost of Sales                                                  11,342
                                                    ------------------
Gross profit                                                   25,961
                                                    ------------------
Operating expenses:
  General and Administrative expense                        3,461,172
                                                    ------------------
Total operating expenses                                    3,461,172
                                                    ------------------
Loss from operations                                       (3,435,211)
                                                    ------------------
Other income:
     Other income                                             247,902
     Other expense                                           (238,978)
                                                    ------------------
                                                                8,924
                                                    ------------------
Loss before income taxes                                   (3,426,287)
Income taxes                                                        -
                                                    ------------------
Net loss                                            $      (3,426,287)
                                                    ==================
Basic and diluted net loss
 per common share

Weighted average number of
 common shares outstanding


The accompanyiung notes are an integral part of the finfnacial statements

                  GULFSTAR ENERGY CORPORATION AND SUBSIDIARIES
                         (FORMERLY BEDROCK ENERGY, INC.)
                      (A Company in the Development Stage)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                           Six Months Ended       Period From
                                        ------------------------  (Inception)
OPERATING ACTIVITIES                    June 30,  June 30,        May 19, 2006
                                        2010      2009            through June
                                                                  30, 2010
                                        -----------  -----------  -----------
Net (loss)                             $  (365,886)$   (297,270)$ (3,426,287)
Adjustments to reconcile net loss to net
cash flows from operating activities:
  Transfer of officer note receivable to
   compensation                             82,325            -            -
Depreciation                                54,004            -       82,777
Changes in:
Litigation settlement payable              (25,000)           -       45,000
Other receivables                          (28,245)           -      (28,245)
Accounts payable and accrued
expenses                                    26,783      817,567      899,587
Deposits                                  (247,892)     209,999      255,332
                                        -----------  -----------  -----------
Net cash provided by (used in) operating
activities                                (503,911)     730,296   (2,171,836)
                                        -----------  -----------  -----------
INVESTING ACTIVITIES
Expenditures for property and equipment    (16,343)     (57,784)    (123,247)
Expenditures for construction in progress (619,028)  (1,863,125)  (4,150,989)
Acquisition of Talon, net of cash acquired  76,977            -       76,977
Collection of note receivable               10,000            -            -
   Investment in Certificate of Deposit          -            -      (60,000)
Expenditures for intangible assets               -      (99,602)    (169,374)
                                        -----------  -----------  -----------
Net cash used in investing activities     (548,394)  (2,020,511)  (4,426,633)
                                        -----------  -----------  -----------
FINANCING ACTIVITIES
Equity redemptions                         (41,000)     (50,000)    (182,636)
Equity contributions                       739,000    1,261,366    7,072,422
                                        -----------  -----------  -----------
Net cash provided by financing
 activities                                698,000    1,211,366    6,889,786
                                        -----------  -----------  -----------
NET CHANGE IN CASH                        (354,305)     (78,849)     291,317

CASH, Beginning                            645,622      582,749            -
                                        -----------  -----------  -----------
CASH, Ending                           $   291,317 $    503,900 $    291,317
                                        ===========  ===========  ===========

The accompanying notes are an integral part oof the financial statements.

                  GULFSTAR ENERGY CORPORATION AND SUBSIDIARIES
                         (Formerly Bedrock Energy, Inc.)
                      (A Company in the Development Stage)
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2010


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Bedrock Energy, Inc., (the Company) was incorporated in Colorado on August 11, 2004 and on May 5, 2010, its name changed to Gulfstar Energy Corporation.

Acquisitions

On May 5, 2010, Gulfstar Energy Corporation ("the Company") entered into Share Exchange Agreement (Agreement) with Talon Energy Corporation (Talon). Talon is a Florida Company engaged in management activities in the oil and gas industry. On June 24, 2010, the Agreement was replaced by a Revised and Amended share Exchange and Acquisition Agreement providing essentially the same terms and requiring and contemplating the delivery of a Share Exchange Agreement for approximately 60% of Gulfstar Energy Group LLC and closing thereon and delivery of an Acquisition Agreement for approximately 40% of Gulfstar Energy Group LLC. The Agreement provided for the Company to issue 3,509,530 restricted shares of its common stock to the shareholders of Talon in exchange for the issued and outstanding shares of Talon. After the exchange of such shares the Company owns 100% of the issued and outstanding stock of Talon.

On June 24, 2010, the Company entered into and completed a Share Exchange Agreement with Jason Sharp and Timothy Sharp, officers and shareholders of Gulfstar Energy Group, LLC, a Mississippi Limited Liability Company, for approximately 60% of Gulfstar Energy Group, LLC, for 11,659,659 shares (restricted) of common stock of the Company. The Agreement was effective June 30, 2010.

The accounting rules of recapitalization treat Gulfstar Energy Group, LLC as the acquirer, and accordingly, Income Statement activity prior to June 30, 2010 will only include the results of Gulfstar Energy Group, LLC. The Balance Sheets of Gulfstar Energy Corporation and Talon Energy Corporation are consolidated with Gulfstar Energy Group, LLC and are shown accordingly, as the condensed consolidated Balance Sheets as of June 30, 2010.

The Acquisition Agreement with Gulfstar Energy Group, LLC, provides for the Acquisition of the remaining approximately 40% of the outstanding interests of the Gulfstar Energy Group, LLC, but requires the effectiveness of a Registration Statement filed with the Securities and Exchange Commission to register 8,340,341 shares of common stock offered to the individual interest holders of Gulfstar Energy Group, LLC.

The new subsidiary, Gulfstar Energy Group, LLC operates a pipeline in Western Kentucky and acts as syndicator of financing for wells and as the designated operator for wells. It has mineral right leases on approximately 9,000 acres, has acted as syndicator and operator of 24 natural gas wells in Kentucky, has built and operates a 16-mile gas pipeline and is transporting gas.

The Company, through its subsidiaries, is currently focusing its operational efforts, initially, on the operation of and management of its pipeline gas system and management of existing oil and gas wells and intends to be involved in oil and gas operation exploration and development drilling. Geographically, the Company is focused on oil and non-conventional shale gas in the Illinois Basin of Western Kentucky. The Company's strategic focus will be on lower risk profile income producing oil and gas assets that have sizable developmental drilling potential with multiple pay zones. The Company intends to focus its pipeline development efforts on private producers of constrained and shut-in natural gas assets in Western Kentucky. The Company intends to provide producers in its area with a turn key solution of access to an additional developmental drilling partner, midstream management, and to provide an economical downstream solution to move existing production towards liquidity.

The Gulfstar Energy Group, LLC acquisition was accounted for as a reverse recapitalization in which Gulfstar Energy Group, LLC was determined to be the acquirer for accounting purposes. Prior periods represent those of Gulfstar Energy Group, LLC and the financial statements have been reclassified for such presentation. The Talon Energy transaction was accounted for as an acquisition.

Interim Presentation

In the opinion of the management of the Company, the accompanying unaudited financial statements include all material adjustments, including all normal and recurring adjustments, considered necessary to present fairly the financial position and operating results of the Company for the periods presented. The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009. It is the Company's opinion that when the interim financial statements are read in conjunction with the December 31, 2009 Annual Report on Form 10-K and its Current Report on Form10-Q, the disclosures are adequate to make the information presented not misleading. Interim results are not indicative of results for a full year or any future period.

Principles of Consolidation

The accompanying condensed consolidated balance sheet as of December 31, 2009 and the statements of operations and cash flows for all periods presented include the accounts of Gulfstar Energy Group, LLC only. The accompanying condensed consolidated balance sheets as of June 30, 2010, includes the accounts of Gulfstar Energy Corporation, Gulfstar Energy Group, LLC and Talon Energy Corporation. All significant inter-company balances and transactions have been eliminated in consolidation.

Reclassification

Certain amounts previously reported have been reclassified in connection with the recapitalization and to conform to current presentation.

Going Concern

The Company's financial statements for the six months ended June 30, 2010 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported an accumulated deficit of $3,426,287 as of June 30, 2010. The Company recognized revenues from its activities of $37,303 during the six months ended June 30, 2010. At June 30, 2010, the Company had total current assets of $379,562 and total current liabilities of $1,544,991 for a working capital deficit of $1,165,429. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Management is actively pursuing additional financing and revenue solutions but no assurance can be given that these effects will be successful in raising capital sufficient to fund operations.Non-controlling Interest

The non-controlling interest is related to Gulfstar Energy Group, LLC which is consolidated, but not wholly owned by the Company. The Company holds approximately 60% of the equity interest in Gulfstar Energy Group, LLC. At June 30, 2010, the non-controlling interest of approximately 40% was $1,444,281.

Income Taxes

Income tax expense includes federal and state taxes currently payable and deferred taxes arising from temporary differences between income for financial reporting and income tax purposes.

Income taxes are provided at the applicable rates on the basis of items included in the determination of income for income tax purposes. The Company's effective income tax rate may be different than what would be expected if the Federal and State statutory rates were applied to income from continuing operations primarily because of amounts expensed for financial reporting which are not deductible for tax purposes and items taxable or deductible for tax purposes which are not includable for financial reporting purposes. The significant permanent difference is meals and entertainment expense.

Effective January 1, 2009, the Company adopted ASC guidance regarding accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the financial statements and applies to all income tax positions. Each income tax position is assessed using a two step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. At June 30, 2010 and December 31, 2009, there were no uncertain tax positions that require accrual.

None of the Company's federal or state income tax returns are currently under examination by the Internal Revenue Service ("IRS") or state authorities. However fiscal years 2006 and later remain subject to examination by the IRS and respective states.

Deferred income Taxes

Deferred income taxes are provided for timing differences between financial reporting and income tax purposes under the provisions of accounting for income taxes, which requires deferred income taxes be computed on the liability method and deferred tax assets are recognized only when realization is more likely than not. The primary temporary differences between financial and tax reporting are a federal net operating loss carryforward and accrued expenses.

As of June 30, 2010, the Company had net operating loss carryforwards for income tax and financial reporting purposes of approximately $866,231 expiring in the years 2019 through 2029. The Company also had accrued compensation accruals of $309,623. The deferred tax assets that result from such items are $399,790.

The Company assessed the likelihood of utilization of the deferred tax assets, in light of recent and expected continuing losses. As a result of this review, the deferred tax assets have been fully reserved at June 30, 2010.

Income Per Share

Income per share requires presentation of both basic and diluted income per common share. Common share equivalents, if used, would consist of any options, warrants and contingent shares, and are not included in the weighted average calculation since their effect would be anti-dilutive due to the net losses.

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

Revenue Recognition

The Company recognizes revenue from its gas and oil activities upon shipment of the gas and oil to its customers. Royalty revenue is recognized from the Company's well-management activities upon receipt of payment from the customer.

Property and Equipment

Management capitalizes additions to property and equipment. Expenditures for repairs and maintenance are charged to expense. Property and equipment are carried at cost. Adjustment of the asset and the related accumulated depreciation accounts are made for property and equipment retirements and disposals, with the resulting gain or loss included in the condensed consolidated statements of operations.

Goodwill

Goodwill of $368,369 consists of the assumption by the Company of Talon's negative equity of $263,083 and the purchase of Talon's 3,509,530 common shares valued at $.03 each which totaled $105,286.

Intangible Assets

Intangible assets consist of right of way deposits, which are contracts allowing the Company to install pipeline on private land. The rights exist indefinitely; accordingly, no amortization has been recorded. Management evaluates the assets for impairment whenever events or circumstances indicate a possible impairment.

Significant Customer

The Company's pipeline construction was finished during the six months ended June 30, 2010 and is currently designed to deliver natural gas to one manufacturing customer located in Kentucky.

Depreciation

For financial reporting purposes, depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of assets at acquisition. For tax reporting purposes, depreciation of property and equipment is computed using the straight-line and accelerated methods over the estimated useful lives of assets at acquisition.

Recent Accounting Pronouncements

There were accounting standards and interpretations issued during the six months ended June 30, 2010, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

NOTE 2 - RELATED PARTY TRANSACTIONS

Note Receivable

At December 31, 2009, the Company was owed $82,325 from an officer. The note was non-interest bearing, unsecured, and due no later than two years after the completion of the pipeline, which was completed during the six months ended June 30, 2010. During the six months ended June 30, 2010 and prior to the acquisition of Gulfstar Energy Group, LLC, the note receivable was written-off as compensation expense to the officer.

Deposits
At June 30, 2010 and December 31, 2009, the Company had deposits of $255,352 and $503,224, respectively, due to the drilling partnerships described in Note 4.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:



                                                  June 30,              December 31,
                                                    2010                    2009
                                             --------------------    --------------------
Furniture                                    $           19,137               $    12,964
Vehicles                                                104,110                    93,940
Pipeline Supply System                                4,152,111                 3,531,961
                                             --------------------    --------------------
                                                      4,275,358                 3,638,865
Less: Accumulated Depreciation                           82,777                    28,773
                                             --------------------    --------------------
                                             $        4,192,581             $   3,610,092
                                             ====================    ====================

The Company's natural gas pipeline supply system was placed into operation during the six months ended June 30, 2010. Depreciation expense was $54,005 and $15,272 for the six months ended June 30, 2010 and the year ended December 31, 2009, respectively.

NOTE 4 - DRILLING VENTURES

As of June 30, 2010 and December 31, 2009, the Company holds net revenue interests of 12.5% in various wells in Kentucky. The Company syndicates the financing of these wells through working interest holders and provides management and operator services. In return for these services, the Company receives net royalty revenue, only, in the wells, of typically 12.5%. This income is shown as royalty income in Note 7 - Information on business segments.

As part of its services provided to the drilling partnerships, the Company collects the contributions of the drilling partnerships' investors. Using these funds, the Company pays for the expenses incurred by the partnerships. The Company records no expenses of the partnerships on its own statements of operations. The excess of contributions collected over partnership expenses paid are shown as deposits on the balance sheets. As of June 30, 2010 and December 31, 2009, the Company had deposits due to the drilling partnerships in the amounts of $255,332 and $503,224, respectively.

NOTE 5 - LITIGATION SETTLEMENT PAYMENT

In March 2010, the Company settled certain environmental litigation, which was in process at December 31, 2009. As a result of the settlement, the Company is required to pay $70,000 during the year ended December 31, 2010, in addition to $100,000 paid during the year ended December 31, 2009. Additionally, the Company received $230,000 from a consultant contracted by the Company for services provided which led to the environmental litigation. The income from the settlement with the consultant is recognized as Other Income on the Consolidated Statement of Operations.

In February, 2009, the Company received two Notices of Violation from the Commonwealth of Kentucky's Energy and Environment Cabinet ("Cabinet") as a result of the Company's failure to obtain appropriate Permits in advance of certain construction activities and for "causing or contributing to the pollution of the waters of the Commonwealth of Kentucky" during 2007. The Company neither admitted to nor denied the alleged violations but accepted civil responsibility for the violations on May 6, 2010. As a result of the settlement of the dispute, the Company has agreed to pay a civil penalty of $60,000 to the Commonwealth of Kentucky by way of 12 equal monthly installment payments, beginning in May, 2010. The Company recorded a $60,000 General & Administration Expense during the second quarter of 2010 to recognize the settlement with the Cabinet and as of June 30, 2010, $45,000 of the liability remains unpaid and is included in Accounts Payable.

NOTE 6 - OPERATING LEASES

During April 2009, the Company entered into a lease agreement with an unrelated third party for a building. The lease agreement requires monthly payments of $750 and expires April 2012. Total rent expense under this lease was $5,226 for the six months ended June 30, 2010.

The following is a schedule of minimum future rental payments under the operating lease described above:


Year ending December 31,                                  Amount
------------------------                                  ------

2010                                                    $  9,000
2011                                                       9,000
2012                                                       3,000
                                                           -----
                                                        $ 21,000
                                                          ======

NOTE 7 - Information on Business Segments

The Company organizes its business segments based on the nature of the products and services offered. The Company primarily focuses on the management of its pipeline gas system and management of existing oil and gas wells and intends to be involved in oil and gas operation exploration and development drilling. Such management and operational activities are concentrated in GulfStar Energy Group, LLC.

The Company operates two business segments: Royalty Income activities resulting from its 12.5% share of gas and oil revenues from each producing well that it manages and Pipeline activities from which the Company buys gas and oil from its pipeline suppliers and sells the gas and oil to its Customer.

During the second quarter, the Company completed its pipeline project thereby allowing it to connect the pipeline to producing wells. Gas that was captured from the wells was transported via the pipeline and sold to its Customer. Based on Agreements with its Customers, a portion of the final selling price of the gas that the Company receives from its Customer will be paid to the Customers. This payment Agreement represents the Company's direct cost of sales of the gas purchase. All gas sales occur at the spot price of the day's shipment and no hedging of the purchases or expected sales is made by the Company.

The Assets of the Royalty Income segment represent the unused investment proceeds that have been received from the Investors and the amount of capitalized leases that the Company has with its Customers that provide the Company with access to the owners' land-sites. The Assets of the Pipeline Segment represent the net capitalized cost of the Pipeline Project.

The  following  data is presented  for the  Company's  two  Operating  Segments:
Royalty Income activities and Pipeline activities.




                                                                                Three Months Ended           Six Months Ended
                                                                                    30 June,                     30 June,
                                                                                    --------                     --------
                                                                                    2010            2009         2010          2009
                                                                                    ----            ----         ----          ----
                                                             Net Revenues
                                               Royalty Income  Activities           4,889          -            9,058             -
                                                      Pipeline Activities          28,245          -           28,245             -
                                                                                  -------                      -------            -
                                                            Total Revenue          33,134                      37,303             -
                                                                                  =======                      =======


                                                   Operating Income (Loss)
                                       -----------------------------------
                                               Royalty Income  Activities           4,889              -        9,058             -
                                                      Pipeline Activities          16,903              -       16,903             -
                                                       Corporate Expenses        (427,361)      (173,330)    (625,200)     (297,270)
                                                                                 ---------      ---------    ---------     ---------

                                             Total Operating Income (Loss)       (405,569)      (173,330)    (599,239)     (297,270)
                                                                                 =========      =========    =========     =========

                                                             Total Assets       6/30/2010      12/31/2009
                                                             ------------       ---------      ----------
                                               Royalty Income  Activities         254,594        521,835
                                                      Pipeline Activities       4,855,292      4,055,578
                                                                               ----------     ---------
                                                             Total Assets       5,109,886      4,577,413
                                                                               ==========     ==========


NOTE 8 - STOCKHOLDERS' EQUITY

Preferred Shares

The Company is authorized to issue 100,000,000 shares of no par value preferred stock. As of June 30, 2010, the Company has no shares issued and outstanding.

Common Shares

The Company is authorized to issue 200,000,000 shares of $.001 voting common stock. As of June 30, 2010 there were a total of 15,811,130 shares of common stock issued and outstanding. On May 5, 2010, the Board of Directors of the Company authorized a one share for eight share reverse stock split, effective on May 5, 2010. All share references have been adjusted for the reverse split.

During the six months ended June 30, 2010, the Company issued 3,509,530 shares of its restricted common stock as part of the acquisition of Talon Energy Corporation.

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

 OPERATIONS

On May 5, 2010, Gulfstar Energy Corporation ("the Company") entered into Share Exchange Agreement (Agreement) with Talon Energy Corporation (Talon). Talon is a Florida Company engaged in management activities in the oil and gas industry. On June 24, 2010, the Agreement was replaced by a Revised and Amended share Exchange and Acquisition Agreement providing essentially the same terms and requiring and contemplating the delivery of a Share Exchange Agreement for approximately 60% of Gulfstar Energy Group, LLC and closing thereon and delivery of an Acquisition Agreement for approximately 40% of Gulfstar Energy Group, LLC. The Agreement provided for the Company to issue 3,509,530 restricted shares of its common stock to the shareholders of Talon in exchange for the issued and outstanding shares of Talon. After the exchange of such shares the Company owns 100% of the issued and outstanding stock of Talon.

On June 24, 2010, the Company entered into and completed a Share Exchange Agreement with Jason Sharp and Timothy Sharp, officers and equity members of Gulfstar Energy Group, LLC, a Mississippi Limited Liability Company, for approximately 60% of Gulfstar Energy Group, LLC, for 11,659,659 shares (restricted) of common stock of the Company. The Agreement was effective on June 30, 2010.

The Acquisition Agreement with Gulfstar Energy Group, LLC, provides for the Acquisition of the remaining approximately 40% of the outstanding interests of Gulfstar Energy Group, LLC, but requires the effectiveness of a Registration Statement filed with SEC to register 8,340,341 shares of common stock to offer to the individual interest holders of Gulfstar Energy Group, LLC.

The Company, through its new subsidiaries, is initially focusing its efforts, on the operation and continuing construction of its, pipeline gas system and management of existing oil and gas wells. Initial construction of the pipeline was completed the second quarter of 2010. The Company intends to be involved in oil and gas operations, exploration and development drilling which is geographically focused on oil and non-conventional shale gas in the Illinois Basin of Western Kentucky. The Company's strategic focus is on lower risk profile income producing oil and gas assets that have sizable developmental drilling potential with multiple pay zones. The Company intends to focus its pipeline development efforts on private producers of constrained and shut-in natural gas assets in Western Kentucky. The Company intends to provide producers in its area with a turnkey solution of access to an additional developmental drilling partner, midstream management, and to provide an economical downstream solution to move existing production towards liquidity.

As of June 30, 2010 and December 31, 2009, the Company holds net revenue interests of 12.5% in various wells in Kentucky. The Company syndicates the financing of these wells through working interest holders and provides management and operator services. In return for these services, the Company receives a net revenue interest, only, in the wells, of typically 12.5%.

As part of its services provided to the drilling partnerships, the Company collects the contributions of the drilling partnerships' investors. Using these funds, the Company pays for the expenses incurred by the partnerships. The Company records no expenses of the partnerships on its own statements of operations. The excess of contributions collected over partnership expenses paid are shown as deposits on the balance sheets. As of June 30, 2010 and December 31, 2009, the Company had deposits due to the drilling partnerships in the amounts of $255,332 and $503,224, respectively.

The Company will need substantial additional capital to support its proposed future energy operations. There are currently minimal revenues and limited committed sources for additional funds as of date hereof. No representation is made that any funds will be available when needed. In the event funds cannot be raised when needed, the Company may not be able to carry out its business plan, may never achieve projected levels of sales or royalty income, and could fail in business as a result of these uncertainties.

Decisions regarding future participation in exploration wells or geophysical studies or other activities will be made on a case-by-case basis and in any particular case, decide to participate or decline participation. If participating, we may pay our proportionate share of costs to maintain our proportionate interest through cash flow or debt or equity financing. If participation is declined, we may elect to farmout, non-consent, sell or otherwise negotiate a method of cost sharing in order to maintain some continuing interest in the prospect.

RESULTS OF OPERATIONS

For the Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009

During the three months ended June 30, 2010, we recognized revenues of $33,134 from our pipeline and oil and gas management activities with corresponding direct costs of $11,342 for a gross profit of $21,792. During the three months ended June 30, 2009, we did not recognize any revenues from our other business activities.

During the three months ended June 30, 2010, we incurred total operating expenses of $427,361 compared to $173,330 during the three months ended June 30, 2009. The increase of $254,031 was a result of increases in general and administrative expenses resulting from the recapitalization of Gulfstar Energy Group, LLC and the acquisition of Talon Energy Corporation and the increased operational activities of the Company as a result of completion of the pipeline.

During the three months ended June 30, 2010, we incurred a net loss of $403,581 compared to a net loss of $173,330 during the three months ended June 30, 2009. The increase of $230,251 is a result of the increase of $254,301 in general and administrative expenses reduced by the increase of $21,792 in gross profit.

For the Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

During the six months ended June 30, 2010, we recognized revenues of $37,303 from our pipeline and oil and gas management activities with a corresponding direct cost of $11,342 for a gross profit of $25,961. During the six months ended June 30, 2009, we did not recognize any revenues from our business activities. During the six months ended June 30, 2010, we incurred total operating expenses of $625,200 compared to $297,270 during the six months ended June 30, 2009. The increase of $327,930 was a result of increases in general and administrative expenses resulting from the recapitalization of Gulfstar Energy Group, LLC and the acquisition of Talon Energy Corporation and the Company's increased spending activities associated with the completion of the pipeline.

During the six months ended June 30, 2010, we incurred a net loss of $365,886 compared to a net loss of $297,270 during the six months ended June 30, 2009. The increase of $68,616 is a result of the increase of $327,930 in general and administrative expenses reduced by the $233,353 increase in other income and the $25,961 increase in gross profit. The increase in other income was primarily the result of a favorable $230,000 litigation settlement in the first quarter that related to a disputed consulting agreement with an outside consultant.

LIQUIDITY

At June 30, 2010, we had total current assets of $379,562 consisting of $351,317 in cash and cash equivalents and $28,245 in accounts receivable. At June 30, 2010, we had total current liabilities of $1,544,991, consisting of $904,599 in accounts payable, $45,000 litigation settlement payment, deposits of $255,332 and $340,060 in accrued expenses and liabilities. At June 30, 2010, we had a working capital deficit of $1,165,429 and an accumulated deficit of $3,426,287.

During the six months ended June 30, 2010, we used net cash of $503,911 in operational activities. During the six months ended June 30, 2009, we received net cash of $730,296 from operational activities.

During the six months ended June 30, 2010, we recognized a net loss of $365,886, which was adjusted for a non-cash activity of $136,329. During the six months ended June 30, 2009, we recognized a net loss of $297,270.

During the six months ended June 30, 2010, the Company used funds of $548,394 in its investing activities. Investing activities included expenditures of $619,028 in construction of the pipeline and $16,343 for property and equipment.

During the six months ended June 30, 2009, the Company used $2,020,511 in its investing activities. Investing activities included expenditures of $1,863,125 in construction of the pipeline, $57,784 for property and equipment and $99,602 for intangible assets.

During the six months ended June 30, 2010, the Company received $698,000 net proceeds from its financing activities. Financing activities included $739,000 in equity contributions and $41,000 paid in equity redemptions.

During the six months ended June 30, 2009, the Company received $1,211,366 from its financing activities. Financing activities during the six months ended June 30, 2009, included equity contributions of $1,261,366 and $50,000 paid in equity redemptions.

In March 2010, the Company settled certain environmental litigation, which was in process at December 31, 2009. As a result of the settlement, the Company is required to pay $70,000 during the year ending December 31, 2010, in addition to $100,000 paid during the year ended December 31, 2009. Additionally, the Company received $230,000 from a consultant contracted by the Company for services provided which led to the environmental litigation.


Need for Additional Financing

We do not have capital sufficient to meet our cash needs. We will have to seek loans or equity placements to cover such cash needs. Once exploration commences, our needs for additional financing are likely to substantially increase.

No commitments to provide additional funds have been made by our management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to us to allow us to cover our expenses as they may be incurred.

Going Concern

The Company's financial statements for the six months ended June 30, 2010 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported an accumulated deficit of $3,426,287 as of June 30, 2010. The Company recognized revenues from its activities of $37,303 during the six months ended June 30, 2010. At June 30, 2010, the Company had total current assets of $379,562 and total current liabilities of $1,544,991 for a working capital deficit of $1,165,429. This condition raises substantial doubt about the Company's ability to continue as a going concern.

Management is actively pursuing additional financing and revenue solutions.

Revenue Recognition

The Company recognizes revenue from its gas and oil activities upon shipment of the gas and oil to its customers. Royalty income is recognized from the company's well-management activities upon receipt of payment from the customer.

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

As required by SEC Rule 15d-15(b), our Chief Executive Officer and Chief Financial Officer for the quarter ended June 30, 2010, carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are ineffective in timely alerting them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

We have identified certain material weaknesses of accounting relating to a shortage of accounting and reporting personnel due to limited financial resources and the size of our Company. This material weakness can lead to the following:

     o An inability to ensure there is timely analysis and review of accounting records, spreadsheets, and supporting data;

     o    untimely and late filings with the Securities and Exchange Commission;
          and

     o an inability to effectively monitor access to, or maintain effective controls over changes to, certain financial application programs and related data.

Considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations and the fact that we have been a small business with limited employees, such items caused a weakness in internal controls involving the areas disclosed above.

Due to financial restrictions at this time, the Company has not taken any action to resolve such weakness.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                NONE


ITEM 1A.  RISK FACTORS

            Not applicable.

ITEM 2.  UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company made the following unregistered sales of its securities from April 1, 2010 through June 30, 2010.

  DATE OF SALE     TITLE OF SECURITIES    NO. OF SHARES      CONSIDERATION       CLASS OF PURCHASER
  ------------     -------------------    -------------      -------------------- ------------------



------------------ -------------------- ------------------ ----------------------- -----------------------------
    May 2010          Common Stock           105,000              Services             Business Associates
------------------ -------------------- ------------------ ----------------------- -----------------------------
    May 2010          Common Stock            5,000                 Debt               Business Associates
------------------ -------------------- ------------------ ----------------------- -----------------------------
    June 2010         Common Stock          3,509,530      100% of the Equity of   Shareholders of Talon Energy
------------------ -------------------- ------------------ ----------------------- -----------------------------
    June 2010         Common Stock         11,659,659       60% Equity interest     Equity Owners of Gulfstar
------------------ -------------------- ------------------ ----------------------- -----------------------------


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





                              Gulfstar Energy Corporation
                                  (Registrant)



Dated:  October 6, 2010          By: /s/Robert McCann
                                     ----------------
                                        Robert McCann, Chief  Executive Officer

                                 By: /s/Stephen Warner, Chief Financial Officer