Form 10-Q
period 2010-09-30
GulfStar Energy Corp
filed 2010-11-15
CIK 1434702

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                -----------------

                                    FORM 10Q
                                -----------------
(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2010

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

Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of November 5, 2010, there were 16,087,797 shares of the registrant's common stock issued and outstanding.




PART I - FINANCIAL INFORMATION                                                   Page
------------------------------                                                   ----

Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets - September 30, 2010 (Unaudited)
                 and December 31, 2009                                             1


         CondensedConsolidated  Statements of Operations (Unaudited) - Three and
                  Nine months ended September 30, 2010 and 2009 and From May 19,
                  2006 (Inception) through September 30, 2010                      2 -3

         Condensed Consolidated Statements of Cash Flows (Unaudited) -
                  Nine months ended September 30, 2010 and 2009 and
                  From May 19, 2006 (Inception) through September 30, 2010         4

         Notes to the Condensed Consolidated Financial Statements (Unaudited)      5

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                       13

Item 3.  Quantitative and Qualitative Disclosures - Market Risk - Not Applicable  17

Item 4. Controls and Procedures                                                   17



PART II - OTHER INFORMATION

Item 1.  Legal Proceedings -Not Applicable                                        18

Item 1A. Risk Factors - Not Applicable                                            18


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds              18

Item 3.  Defaults Upon Senior Securities - Not Applicable                         18

Item 4.  Removed and Reserved                                                     18

Item 5.  Other Information - Not Applicable                                       19

Item 6.  Exhibits                                                                 19

SIGNATURES                                                                        20


                                     PART I

ITEM 1. FINANCIAL STATEMENTS


            GULFSTAR ENERGY CORPORATION AND SUBSIDIARIES
                   (FORMERLY BEDROCK ENERGY, INC.)
                (A Company in the Development Stage)
                CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                          SEPTEMBER 30, 2010         DECEMBER 31, 2009
                                                                        --------------------    ----------------
                                                                            (Unaudited)
ASSETS

Cash and cash equivalents                                             $             240,127  $          645,622
Certificate of deposit                                                               60,793              60,000
Account receivable                                                                   10,465              10,000
                                                                        --------------------    ----------------
   Total current assets                                                             311,385             715,622
                                                                        --------------------    ----------------
Property and equipment, net                                                       4,170,979           3,610,092
                                                                        --------------------    ----------------
Note receivable, related party                                                            -              82,325
Goodwill                                                                            368,369                   -
Intangible assets                                                                  169,374              169,374
                                                                        --------------------    ----------------
  Total other assets                                                                537,743             251,699
                                                                        --------------------    ----------------
   Total assets                                                       $           5,020,107  $        4,577,413
                                                                        ====================    ================
LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                      $             956,038  $          842,149
Litigation settlement payment                                                        30,000              70,000
Deposits                                                                             45,043             503,224
Short term loan                                                                      30,000                   -
Accrued expenses and liabilities                                                    376,756              30,655
                                                                        --------------------    ----------------
   Total current liabilities                                                      1,437,837           1,446,028
                                                                        --------------------    ----------------
Commitments and Contingencies

STOCKHOLDERS' EQUITY - Unaudited

Preferred shares, no par value, 100,000,000 shares authorized;
    no shares issued and outstanding                                                      -                   -
Common shares, $0.001 par value, 200,000,000 shares authorized;
    16,047,797 and 11,659,659 shares issued and outstanding
    at September 30, 2010 and December 31, 2009, respectively                        16,048              11,660
Additional paid in capital                                                        6,015,281           6,180,126
Accumulated deficit                                                              (3,781,926)         (3,060,401)
                                                                        --------------------    ----------------
     Stockholders' equity before non-controlling interest                         2,249,403           3,131,385

Non-controlling interest                                                          1,332,867                   -
                                                                        --------------------    ----------------

   Total stockholders' equity                                                     3,582,270           3,131,385
                                                                        --------------------    ----------------
   Total liabilities and stockholders' equity                         $           5,020,107  $        4,577,413
                                                                        ====================    ================


 The accompanying notes are an integral part of the financial statements.





                  GULFSTAR ENERGY CORPORATION AND SUBSIDIARIES
                         (FORMERLY BEDROCK ENERGY, INC.)
                      (A Company in the Development Stage)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                    Three Months Ended                  Nine Months Ended
                                              -------------------------------   ----------------------------------
                                              September 30,  September 30,       September 30,     September 30,
                                                 2010           2009                2010              2009
                                              ----------------------------------------------------------------------
Net revenues                               $        32,007 $               - $         69,310 $                 -
Cost of sales                                       16,500                 -           27,842                   -
                                              -------------   ---------------   --------------   -----------------
Gross profit                                        15,507                 -           41,468                   -
                                              -------------   ---------------   --------------   -----------------
Operating expenses:
  General and administrative expense               483,336           336,856        1,108,536             634,126
                                              -------------   ---------------   --------------   -----------------
Total operating expenses                           483,336           336,856        1,108,536             634,126
                                              -------------   ---------------   --------------   -----------------
Loss from operations                              (467,829)         (336,856)      (1,067,068)           (634,126)
                                              -------------   ---------------   --------------   -----------------
Other income:
     Other income                                      778                 -          234,131                   -
     Other expense                                       -                 -                -                   -
                                              -------------   ---------------   --------------   -----------------
                                                       778                 -          234,131                   -
                                              -------------   ---------------   --------------   -----------------
Loss before income taxes                          (467,051)         (336,856)        (832,937)           (634,126)
Income taxes                                             -                 -                -                   -
                                              -------------   ---------------   --------------   -----------------
Net loss                                          (467,051)         (336,856)        (832,937)           (634,126)
Less: Net loss attributable to the
non-conrolling interest                            114,412                 -          114,412                   -
                                              -------------   ---------------   --------------   -----------------
Net loss attributable to Gulfstar Energy
   Corporation and Subsidiaries            $      (352,639)$        (336,856)$       (718,525)$          (634,126)
                                              =============   ===============   ==============   =================
Basic and diluted net loss
 per common share                          $         (0.02)$         $ (0.03)$          (0.05)$           $ (0.06)
                                              =============   ===============   ==============   =================
Weighted average number of
 common shares outstanding                      15,983,209        11,499,653       13,239,794          11,051,699
                                              =============   ===============   ==============   =================

                                      2
The accompanying notes are an integral part of the financial statements.

                  GULFSTAR ENERGY CORPORATION AND SUBSIDIARIES
                         (FORMERLY BEDROCK ENERGY, INC.)
                      (A Company in the Development Stage)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

(continued)


Period From May 19, 2006
(Inception) Through
September 30, 2010
---------------
$    69,310
     27,842
---------------
     41,468
---------------

  3,944,508
---------------
  3,944,508
---------------
 (3,903,040)
---------------

    248,680
   (238,978)
---------------
      9,702
---------------
 (3,893,338)
         -
---------------
 (3,893,338)

    114,412
---------------

$(3,778,926)
===============


   The accompanying notes are an integral part of the financial statements.



                  GULFSTAR ENERGY CORPORATION AND SUBSIDIARIES
                         (FORMERLY BEDROCK ENERGY, INC.)
                      (A Company in the Development Stage)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                         Nine Months Ended               Period From
OPERATING ACTIVITIES                                               September 30,     September 30,  (Inception) May19, 2006
                                                                      2010             2009         Through September 30, 2010
                                                                   -------------   ---------------  ---------------
Net loss attributable to Gulfstar Energy
  Corporation and Subsidiaries                                   $     (718,525)$        (634,126)$     (3,778,926)
Adjustments to reconcile net loss to net cash
flows provided by (used in) operating activities:
Non-controlling interest                                               (114,412)                -         (114,412)
Transfer of officer note receivable to compensation                      82,325                 -                -
Depreciation                                                            126,238            13,742          155,011
Changes in:
Other receivables and current assets                                       (465)                -          (10,465)
Accounts payable and accrued
expenses                                                                114,916           712,060          987,720
Litigation settlement payable                                           (40,000)                -           30,000
Deposits                                                               (458,181)          501,228           45,043
                                                                   -------------   ---------------  ---------------
Net cash provided by (used in) operating activities                  (1,008,104)          592,904       (2,686,029)
                                                                   -------------   ---------------  ---------------
INVESTING ACTIVITIES
Expenditures for property and equipment                                 (24,318)          (43,835)        (131,222)
Expenditures for construction in progress                              (661,685)       (2,247,621)      (4,193,646)
Acquisition of Talon, net of cash acquired                               76,977                 -           76,977
   Investment in certificate of deposit                                    (793)                -          (60,793)
Expenditures for intangible assets                                            -          (114,342)        (169,374)
                                                                   -------------   ---------------  ---------------

Net cash used in investing activities                                  (609,819)       (2,405,798)      (4,478,058)
                                                                   -------------   ---------------  ---------------
FINANCING ACTIVITIES
Short term loan                                                          30,000                 -           30,000
Equity redemptions                                                      (54,347)          (50,000)        (195,983)
Equity contributions                                                  1,236,775         1,886,809        7,570,197
                                                                   -------------   ---------------  ---------------
Net cash provided by financing activities                             1,212,428         1,836,809        7,404,214
                                                                   -------------   ---------------  ---------------
NET CHANGE IN CASH                                                     (405,495)           23,915          240,127

CASH, Beginning                                                         645,622           582,749                -
                                                                   -------------   ---------------  ---------------
CASH, Ending                                                     $      240,127 $         606,664 $        240,127
                                                                   =============   ===============  ===============



The accompanying notes are an integral part of the financial statements.

                  GULFSTAR ENERGY CORPORATION AND SUBSIDIARIES
                         (Formerly Bedrock Energy, Inc.)
                      (A Company in the Development Stage)
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2010


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

The accounting rules of recapitalization treat Gulfstar Energy Group, LLC as the acquirer, and accordingly, income statement activity prior to June 30, 2010 will only include the results of Gulfstar Energy Group, LLC. The income statement activity of Gulfstar Energy Corporation and Talon Energy Corporation after June 30, 2010 will be consolidated with Gulfstar Energy Group LLC. The Balance Sheets of Gulfstar Energy Corporation and Talon Energy Corporation are consolidated with Gulfstar Energy Group, LLC and are shown accordingly, as the condensed consolidated Balance Sheets as of September 30, 2010.

The Acquisition Agreement with Gulfstar Energy Group, LLC, provides for the Acquisition of the remaining approximately 40% of the outstanding interests of the Gulfstar Energy Group, LLC, but requires the effectiveness of a Registration Statement filed with the Securities and Exchange Commission to register the remaining shares of common stock offered to the individual interest holders of Gulfstar Energy Group, LLC.

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

Principles of Consolidation

The accompanying condensed consolidated balance sheet as of December 31, 2009 and the condensed statements of operations and cash flows for the three and nine months ended September 30, 2009 and for the period from (inception) May 19, 2006 through June 30, 2010 include the accounts of Gulfstar Energy Group, LLC only. The accompanying condensed balance sheet as of September 30, 2010 and the condensed consolidated statements of operations and cash flows for the three and nine months ended September 30, 2010 include the accounts of Gulfstar Energy Corporation, Gulfstar Energy Group, LLC and Talon Energy Corporation. All significant inter-company balances and transactions have been eliminated during consolidation.

Reclassification

Certain amounts previously reported have been reclassified in connection with the recapitalization and to conform to current presentation.

Going Concern

The Company's financial statements for the nine months ended September 30, 2010 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported an accumulated deficit of $3,781,926 as of September 30, 2010. The Company recognized revenues from its activities of $69,310 during the nine months ended September 30, 2010. At September 30, 2010, the Company had total current assets of $311,385 and total current liabilities of $1,437,837 for a working capital deficit of $1,126,452. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Management is actively pursuing additional financing and revenue solutions but no assurance can be given that these effects will be successful in raising capital sufficient to fund operations.

The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


Development Stage

The Company, through its subsidiaries, is currently focusing its initial operational efforts on the exploration of and management of its gas pipeline system and management of existing oil and gas wells. It intends to be involved in the oil and gas operation exploration and development drilling. Significant additional efforts, and funding, neither of which is assured, are required for the Company to achieve its intended normalized operating level. Substantially all of the Company's efforts are devoted to the establishment of sufficient resources and revenue producing assets in order to achieve its overall operational goals. Though planned principal operations have commenced, no significant revenue is currently being realized from the company's to-date activities. The condensed consolidated statement of operations will be shown inclusive of all cumulative revenue and expense activity since the inception date of the Company, May 19, 2006, while the company is in the development stage,

Non-controlling Interest

The non-controlling interest is related to Gulfstar Energy Group, LLC which is consolidated, but not wholly owned by the Company. The Company holds approximately 60% of the equity interest in Gulfstar Energy Group, LLC. At September 30, 2010, the non-controlling interest of approximately 40% was $1,332,867.

Income Taxes

Income tax expense includes federal and state taxes currently payable and deferred taxes arising from temporary differences between income for financial reporting and income tax purposes.

Income taxes are provided at the applicable rates on the basis of items included in the determination of income for income tax purposes. The Company's effective income tax rate is different than what would be expected by applying Federal and State statutory rates to income from continuing operations primarily due to recording a valuation allowance for the future tax benefit of current operating losses. The significant permanent difference is meals and entertainment expense.

Effective January 1, 2009, the Company adopted ASC guidance regarding accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the financial statements and applies to all income tax positions. Each income tax position is assessed using a two step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. At September 30, 2010 and December 31, 2009, there were no uncertain tax positions that required accrual.

None of the Company's federal or state income tax returns are currently under examination by the Internal Revenue Service ("IRS") or state authorities. However calendar years 2006 and later remain subject to examination by the IRS and respective states.

Deferred income Taxes

Deferred income taxes are provided for timing differences between financial reporting and income tax purposes under the provisions of accounting for income taxes, which requires deferred income taxes to be computed on the liability method and deferred tax assets are recognized only when realization is more likely than not. The primary timing differences between financial and tax reporting arise from federal net operating loss carryforwards, accrued officer compensation, amortization of goodwill for tax reporting and the straight - line depreciation method that is used for consolidated financial reporting and an accelerated depreciation method used for tax reporting.

As of September 30, 2010, the Company had net operating loss carryforwards for income tax and financial reporting purposes of approximately $1,466,338 expiring in the years 2019 through 2029. The Company has timing differences related to accrued officer compensation totaling $357,623 and depreciation and amortization totaling $313,809. The net deferred tax asset resulting from such items is $515,390.

The Company assessed the likelihood of utilization of the deferred tax assets, in light of recent and expected continuing losses. As a result of this review, the deferred tax assets have been fully reserved at September 30, 2010.

Income Per Share

Income per share requires presentation of both basic and diluted income per common share. Common share equivalents, if used, would consist of any options, warrants and contingent shares, and would not be included in the weighted average calculation since their effect would be anti-dilutive due to the net losses.

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

Recent Accounting Pronouncements

There were accounting standards and interpretations issued during the nine months ended September 30, 2010, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

NOTE 2 - RELATED PARTY TRANSACTIONS


Note Receivable

At December 31, 2009, the Company was owed $82,325 from an officer. The note was non-interest bearing, unsecured and due no later than two years after the completion of the pipeline, which was completed during the second quarter of 2010. During the second quarter ended September 30, 2010 and prior to the acquisition of Gulfstar Energy Group, LLC, the note receivable was written-off as compensation expense to the officer.

Deposits
At September 30, 2010 and December 31, 2009, the Company had deposits of $45,043 and $503,224, respectively, due to the drilling partnerships described in Note 4.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:

                                      September 30,           December 31,
                                          2010                    2009
                                  --------------------    --------------------
Oil and Gas lease                  $     1,122              $   -


Furniture                               27,112                  12,964
Vehicles                               104,110                  93,940
Pipeline Supply System               4,193,646               3,531,961
                                  --------------------    --------------------
                                     4,325,990               3,638,865
Less: Accumulated Depreciation         155,011                  28,773
                                  --------------------    --------------------
                                   $ 4,170,979             $ 3,610,092
                                  ====================    ====================

The Company's natural gas pipeline supply system was placed into operation during the second quarter of 2010. Depreciation expense was $72,234 and $126,238, respectively, for the three and nine months ended September 30, 2010, and $3,966 and $13,742 for the three and nine months ended September 30, 2009.


NOTE 4 - DRILLING VENTURES

As of September 30, 2010 and December 31, 2009, the Company holds net revenue interests of 12.5% in various wells in Kentucky. The Company syndicates the financing of these wells through working interest holders and provides management and operator services. In return for these services, the Company receives net royalty revenue, only, in the wells, of typically 12.5%. This income is shown as royalty income in Note 7 - Information on business segments.

As part of its services provided to the drilling partnerships, the Company collects the contributions of the drilling partnerships' investors. Using these funds, the Company pays for the expenses incurred by the partnerships. The Company records no expenses of the partnerships on its own statements of operations. The excess of contributions collected over partnership expenses paid are shown as deposits on the balance sheets. As of September 30, 2010 and December 31, 2009, the Company had deposits due to the drilling partnerships in the amounts of $45,043 and $503,224, respectively.

NOTE 5 - LITIGATION SETTLEMENT PAYMENT

In March 2010, the Company settled certain environmental litigation, which was in process at December 31, 2009. As a result of the settlement, the Company was required to pay $70,000 during the year ending December 31, 2010. This amount was paid by the Company during the second quarter of 2010 in addition to $100,000, which was paid during the year ended December 31, 2009. Additionally, the Company received $230,000 from a consultant contracted by the Company for services provided related to the environmental litigation. The income from the settlement with the consultant was recognized as Other Income during the first quarter of 2010 and is included in the Condensed Consolidated Statement of Operations.


In February, 2009, the Company received two Notices of Violation from the Commonwealth of Kentucky's Energy and Environment Cabinet ("Cabinet") as a result of the Company's failure to obtain appropriate Permits in advance of certain construction activities and for "causing or contributing to the pollution of the waters of the Commonwealth of Kentucky" during 2007. The Company neither admitted to nor denied the alleged violations but accepted civil responsibility for the violations on May 6, 2010. As a result of the settlement of the dispute, the Company has agreed to pay a civil penalty of $60,000 to the Commonwealth of Kentucky by way of 12 equal monthly installment payments, beginning in May of 2010. The Company recorded a $60,000 General & Administration Expense during the second quarter of 2010 to recognize the settlement with the Cabinet and as of September 30, 2010, $30,000 of the Liability remains unpaid and is included in Accounts Payable.

NOTE 6 - OPERATING LEASES

During April 2009, the Company entered into a lease agreement with an unrelated third party for a building. The lease agreement requires monthly payments of $750 and expires April 2012. Total rent expense under this lease was $6,750 for the nine months ended September 30, 2010.


The following is a schedule of minimum future rental payments under the operating lease described above:


     Year ending December 31,              Amount
     ------------------------              ------

            2010                          $  9,000
            2011                             9,000
            2012                             3,000
                                          --------
                                          $ 21,000
                                          ========


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

During the second quarter, the Company completed its pipeline project thereby allowing it to connect the pipeline to producing wells. Gas that was captured from the wells was transported via the pipeline and sold to its Customer. Based on an agreement with its Customer, a portion of the final selling price of the gas that the Company receives from its Customer will be paid to the Suppliers. This payment Agreement represents the Company's direct cost of sales of the gas purchase. All gas sales occur at the spot price of the day's shipment and no hedging of the purchases or expected sales is made by the Company.

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







                                                   Three Months Ended                  Nine Months Ended
                                                     September 30,                       September 30,
                                                  2010             2009              2010             2009
                           Net Revenues
              Royalty Income Activities             7,134                -            16,192              -
                    Pipeline Activities            24,873                -            53,118              -
                                         ----------------- ---------------- ----------------- ----------------
                          Total Revenue            32,007                -            69,310              -
                Operating Income (Loss)
              Royalty Income Activities              7134                -            16,192              -
                    Pipeline Activities             8,373                -            25,276              -
                     Corporate Expenses         (483,336)        (336,856)       (1,108,536)      (634,126)
                           Other Income               778                -           234,131              -
                                         ----------------- ---------------- ----------------- ----------------
               Loss before income taxes         (476,051)        (336,856)         (832,937)      (634,126)
                                         ================= ================ ================= ================
                           Total Assets         9/30/2010        12/31/2009
                           ------------          --------         --------
              Royalty Income Activities            83,138          521,835
                    Pipeline Activities         4,936,969        4,055,578
                                         ----------------- ----------------
                           Total Assets         5,020,107        4,577,413
                                         ================= ================






NOTE 8 - STOCKHOLDERS' EQUITY

Preferred Shares

The Company is authorized to issue 100,000,000 shares of no par value preferred stock. As of September 30, 2010, the Company has no shares issued and outstanding.

Common Shares

The Company is authorized to issue 200,000,000 shares of $.001 voting common stock. As of September 30, 2010 there were a total of 16,047,797 shares of common stock issued and outstanding. On May 5, 2010, the Board of Directors of the Company authorized a one share for eight share reverse stock split, effective on May 5, 2010. All share references have been adjusted for the reverse split.

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

The accounting rules of recapitalization treat Gulfstar Energy Group, LLC as the acquirer, and accordingly, income statement activity prior to June 30, 2010 will only include the results of Gulfstar Energy Group, LLC. The income statement activity of Gulfstar Energy Corporation and Talon Energy Corporation after June 30, 2010 will be consolidated with Gulfstar Energy Group LLC. The Balance Sheets of Gulfstar Energy Corporation and Talon Energy Corporation are consolidated with Gulfstar Energy Group, LLC and are shown accordingly, as the condensed consolidated Balance Sheets as of September 30, 2010.

The Acquisition Agreement with Gulfstar Energy Group, LLC, provides for the Acquisition of the remaining approximately 40% of the outstanding interests of Gulfstar Energy Group, LLC, but requires the effectiveness of a Registration Statement filed with Securities and Exchange Commission to register the remaining shares of common stock offered to the individual interest holders of Gulfstar Energy Group, LLC.

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

As of September 30, 2010 and December 31, 2009, the Company holds net revenue interests of 12.5% in various wells in Kentucky. The Company syndicates the financing of these wells through working interest holders and provides management and operator services. In return for these services, the Company receives a net revenue interest, only, in the wells, of typically 12.5%. This income is shown as royalty income in Note 7 - Information on Business Segments.

As part of its services provided to the drilling partnerships, the Company collects the contributions of the drilling partnerships' investors. Using these funds, the Company pays for the expenses incurred by the partnerships. The Company records no expenses of the partnerships on its own statements of operations. The excess of contributions collected over partnership expenses paid are shown as deposits on the balance sheets. As of September 30, 2010 and December 31, 2009, the Company had deposits due to the drilling partnerships in the amounts of $45,043 and $503,224, respectively.

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

RESULTS OF OPERATIONS

For the Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009

During the three months ended  September  30, 2010,  we  recognized  revenues of
$32,007  from  our  pipeline  and  oil  and  gas  management   activities   with
corresponding direct costs of $16,500 for a gross profit of $15,507.

During the three months ended September 30, 2010, we incurred total operating expenses of $483,336 compared to $336,856 during the three months ended September 30, 2009. The increase of $146,480 is the result of increases in general and administrative expenses resulting from the recapitalization of Gulfstar Energy Group, LLC and the acquisition of Talon Energy Corporation and the increased operational activities of the Company as a result of completion of the pipeline.

During the three months ended September 30, 2010, we incurred a net loss of $352,639 compared to a net loss of $336,856 during the three months ended September 30, 2009. The increase of $15,783 is the result of $114,412 in net loss attributable to the non-controlling interest and increases in general and administrative expenses of $141,482, which are reduced by the increase in gross profit of $15,507 and other income of $778.


For the Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

During the nine months ended September 30, 2010, we recognized revenues of $69,310 from our pipeline and oil and gas management activities with a corresponding direct cost of $27,842, which yielded a gross profit of $41,468. During the nine months ended September 30, 2010, we incurred total operating expenses of $1,108,536 compared to $634,126 during the nine months ended September 30, 2009. The increase of $474,410 is the result of increases in general and administrative expenses resulting from the recapitalization of Gulfstar Energy Group, LLC and the acquisition of Talon Energy Corporation and the Company's increased spending activities associated with the completion of the pipeline.

During the nine months ended September 30, 2010, we incurred a net loss of $718,525 compared to a net loss of $634,126 during the nine months ended September 30, 2009. The increase of $84,399 is the result of $114,412 in net loss attributable to the non-controlling interest and increases in general and administrative expenses of $474,410, which are reduced by the increase in gross profit of $41,468 and other income of $234,131. The increase in other income was primarily the result of a favorable litigation settlement of $230,000 recognized in the first quarter of 2010 that related to a disputed consulting agreement with an outside consultant.


LIQUIDITY

At September 30, 2010, we had total current assets of $311,385 consisting of $240,127 in cash and cash equivalents, $60,793 in a Certificate of Deposit and $10,465 in accounts receivable. At September 30, 2010, we had total current liabilities of $1,437,837, consisting of $956,038 in accounts payable, $30,000 litigation settlement payment, deposits of $45,043 and $376,756 in accrued expenses and liabilities. At September 30, 2010, we had a working capital deficit of $1,126,452 and an accumulated deficit of $3,781,926.

During the nine months ended September 30, 2010, we used net cash of $1,008,104 in operational activities. During the nine months ended September 30, 2009, we received net cash of $592,904 from operational activities.

During the nine months ended September 30, 2010, we recognized a net loss of $718,525 which was adjusted for a non-cash activity of $94,151. During the nine months ended September 30, 2009, we recognized a net loss of $634,126 which was adjusted for non-cash activity of $13,742.

During the nine months ended September 30, 2010, the Company used funds of $609,819 in its investing activities. Investing activities included expenditures of $661,685 in construction of the pipeline and $24,318 for property and equipment.

During the nine months ended September 30, 2009, the Company used $2,405,798 in its investing activities. Investing activities included expenditures of $2,247,621 in construction of the pipeline, $43,835 for property and equipment and $114,342 for intangible assets.

During the nine months ended September 30, 2010, the Company received $1,212,428 net proceeds from its financing activities. Financing activities included $1,236,775 in equity contributions, $54,347 paid in equity redemptions and $30,000 in proceeds from a short term loan.

During the nine months ended September 30, 2009, the Company received $1,836,809 net proceeds from its financing activities. Financing activities included $1,886,809 in equity contributions and $50,000 paid in equity redemptions.

In March 2010, the Company settled certain environmental litigation, which was in process at December 31, 2009. As a result of the settlement, the Company was required to pay $70,000 during the year ending December 31, 2010. This amount was paid by the Company during the second quarter of 2010 in addition to $100,000, which was paid during the year ended December 31, 2009. Additionally, the Company received $230,000 from a consultant contracted by the Company for services provided related to the environmental litigation.

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

Going Concern

The Company's financial statements for the nine months ended September 30, 2010 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported an accumulated deficit of $3,781,926 as of September 30, 2010. The Company recognized revenues from its activities of $69,310 during the nine months ended September 30, 2010. At September 30, 2010, the Company had total current assets of $311,385 and total current liabilities of $1,437,838 for a working capital deficit of $1,126,452. This condition raises substantial doubt about the Company's ability to continue as a going concern.

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

As required by SEC Rule 15d-15(b), our Chief Executive Officer and Chief Financial Officer for the quarter ended September 30, 2010, carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are ineffective in timely alerting them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                NONE


ITEM 1A.  RISK FACTORS

            Not applicable.

ITEM 2.  UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company made the following unregistered sales of its securities from July 1, 2010 through September 30, 2010.



  DATE OF SALE     TITLE OF SECURITIES    NO. OF SHARES  CONSIDERATION   CLASS OF PURCHASER
  ------------     -------------------    -------------  -------------   ------------------

July 2010          Common Stock           50,000           Cash Proceeds  Business Associates
August 2010        Common Stock          176,667           Cash Proceeds  Business Associates
September 2010     Common Stock           10,000           Cash Proceeds  Business Associates

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

Exhibit 10.1 Material Contracts - Letter of Intent with Maxim Group, LLC regarding proposed private placement, filed as Form 8-K dated August 26, 2010.

Exhibit 10.2 Material Contracts - Letter of Intent with Timberline Production Company, LLC, regarding acquisition of working interest, filed as Form 8-K dated October 18, 2010.

Exhibit 19 Report Furnished to Security Holders - Notice of Exempt Offering of Securities, filed as Form D dated October 25, 2010.

Exhibit 31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

Exhibit 31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

Exhibit 32.1 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act*

Exhibit 32.1 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act*

*Filed herewith.

                                   SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                              Gulfstar Energy, Inc.
                                  (Registrant)



Dated:  November 15, 2010                    By: /s/Robert McCann
                                                 ----------------
                                                    Robert McCann,
                                                    Chief  Executive Officer





Dated:  November 15, 2010                    By: /s/Stephen Warner
                                                 -----------------
                                                    Stephen Warner,
                                                    Chief Financial Officer