Form 10-K
period 2010-12-31
GulfStar Energy Corp
filed 2011-04-22
CIK 1434702

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-K
                                    ---------


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2010

                                       Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________ to _____________


                       Commission file number: 333-151398

                           GULFSTAR ENERGY CORPORATION
                           ---------------------------

             (Exact name of registrant as specified in its charter)


            Colorado                                02-0511381
----------------------------------           ------------------------
 State or other jurisdiction of                  I.R.S. Employer
  incorporation or organization                 Identification No.

                600 17th Street Suite 2800 Denver, Colorado 80202
 ------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

               Registrant's telephone number, including area code:
                             303-260-6492

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

Large accelerated filer [___] Accelerated filer [___] Non-accelerated filer [___] Smaller reporting company [_X_]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

The aggregate market value of voting stock held by non-affiliates of the registrant was $0 as of June 30, 2010, since the common stock of the Gulfstar Energy does not trade on any of the markets.

There were 17,494,087 shares outstanding of the registrant's Common Stock as of April 13, 2011.


                                                                                                        Page

                                TABLE OF CONTENTS

                                                   PART I


ITEM 1                  Business                                                                         1
ITEM 1 A.               Risk Factors                                                                    10
ITEM 1 B.               Unresolved Staff Comments                                                       18
ITEM 2                  Properties                                                                      18
ITEM 3                  Legal Proceedings                                                               19
ITEM 4                  Removed and Reserved                                                            19

                                                  PART II

ITEM 5                  Market for Registrant's Common Equity, Related Stockholder Matters and
                        Issuer Purchases of Equity Securities                                           20
ITEM 6                  Selected Financial Data                                                         22
ITEM 7                  Management's Discussion and Analysis of Financial Condition and Results of
                        Operations                                                                      32
ITEM 7 A.               Quantitative and Qualitative Disclosures About Market Risk                      33
ITEM 8                  Financial Statements and Supplementary Data                                     30
ITEM 9                  Changes in and Disagreements with Accountants on Accounting and Financial
                        Disclosure                                                                      54
ITEM 9 A.               Controls and Procedures                                                         55
ITEM 9B                 Other Information                                                               56

                                                  PART III

ITEM 10                 Directors, Executive Officers, and Corporate Governance                         57
ITEM 11                 Executive Compensation                                                          60
ITEM 12                 Security Ownership of Certain Beneficial Owners and Management and Related
                        Stockholder Matters                                                             64
ITEM 13                 Certain Relationships and Related Transactions, and Director Independence       66
ITEM 14                 Principal Accounting Fees and Services                                          67

                                                  PART IV

ITEM 15                 Exhibits, Financial Statement Schedules                                         68
SIGNATURES                                                                                              69


                           FORWARD LOOKING STATEMENTS

This document includes forward-looking statements, including, without limitation, statements relating to Gulfstar Energy Corporation ("Gulfstar") plans, strategies, objectives, expectations, intentions and adequacy of resources. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause Gulfstar's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These factors include, among others, the following: ability of Gulfstar to implement its business strategy; ability to obtain additional financing; Gulfstar's limited operating history; unknown liabilities associated with future acquisitions; ability to manage growth; significant competition; ability to attract and retain talented employees; future government regulations; and other factors described in this Annual Report on Form 10-K or in other of Gulfstar's filings with the Securities and Exchange Commission (SEC). Gulfstar is under no obligation, to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

For further information about these and other risks, uncertainties and factors, please review the disclosure included in this report under Item 1A "Risk Factors."


                                     PART I

ITEM 1.  BUSINESS


General

The following is a summary of some of the information contained in this document. Unless the context requires otherwise, references in this document to "We," Us," or the "Company" are to Gulfstar Energy Corporation.

Description of Business

History of Gulfstar Energy Corporation
--------------------------------------

CellTouch, Inc., now known as Gulfstar Energy Corporation, was incorporated in Colorado on August 11, 2004 and changed its name to Bedrock Energy, Inc. on October 18, 2007. On September 21, 2004, CellTouch, Inc. and Enviromart.com Corporation were merged under the laws of the State of Colorado and CellTouch Inc. became the surviving entity. Activities through December 31, 2009 included the raising of equity capital and the formation of a business plan to merge with or acquire and develop assets from a company in the oil and gas industry.

On May 5, 2010, the Board of Directors of the Company and a majority of the Company's stockholders approved a reverse split of the Company's issued and outstanding common stock on May 5, 2010 on a 1 for 8 basis. In addition, on May 5, 2010, the Company filed an Amendment to its Articles of Incorporation with the Secretary of State of Colorado to change its name from Bedrock Energy, Inc. to Gulfstar Energy Corporation.

Gulfstar Energy Group, LLC Reverse Recapitalization and Talon Energy Corporation
--------------------------------------------------------------------------------
Acquisition
-----------

On May 5, 2010, the Company entered into Share Exchange Agreement (Agreement) with Talon Energy Corporation (Talon). Talon is a Florida Company engaged in management and capital activities in the oil and gas industry. On June 24, 2010, the Agreement was replaced by a Revised and Amended Share Exchange and Acquisition Agreement providing essentially the same terms and requiring and contemplating the delivery of a Share Exchange Agreement for 58.3% of Gulfstar Energy Group LLC and closing thereon and delivery of an Acquisition Agreement for 41.7% of Gulfstar Energy Group LLC. The Agreement provided for the Company to issue 3,509,530 restricted shares of its common stock to the shareholders of Talon in exchange for the issued and outstanding shares of Talon. After the exchange of such shares the Company owned 100% of the issued and outstanding stock of Talon.

On June 24, 2010, the Company entered into and completed a Share Exchange Agreement with Jason Sharp and Timothy Sharp, officers and shareholders of Gulfstar Energy Group, LLC ("Gulfstar LLC"), a Mississippi Limited Liability Company, for 58.3% of Gulfstar, LLC, for 11,659,659 shares of restricted common stock of the Company.

The Share Exchange Agreement with Gulfstar LLC, provides for the acquisition of the remaining outstanding interests of the Gulfstar LLC, but requires the effectiveness of a Registration Statement filed with SEC to register the remaining shares of common stock for offering to the individual interest holders of Gulfstar LLC. The Company at the time of this filing has not acquired the remaining 41.6% of Gulfstar LLC.

As a result, the Company now owns 58.4% of Gulfstar LLC and 100% of Talon.

The accounting rules for recapitalizations require Gulfstar LLC to be treated as the acquirer, and accordingly, financial information prior to June 30, 2010 only includes Gulfstar LLC. The financial information of Gulfstar Energy Corporation and Talon after June 30, 2010 is consolidated with Gulfstar LLC.

Company Overview

The Company, through its subsidiaries as described below, is currently focusing its operational efforts, initially, on the operation and management of its pipeline gas gathering system and management of existing oil and gas wells and intends to be involved in oil and gas operation exploration. The Company intends to leverage its assets to develop energy prospects for its own account or co-venture with other companies which can benefit from an association with the Company's pipelines and management.

The Company's strategic focus in this area is on lower risk profile income producing oil and gas assets that have sizable developmental drilling potential with multiple pay zones. The Company intends to focus its initial pipeline development efforts on private producers of constrained and shut-in natural gas assets in Western Kentucky. The Company intends to provide producers in its area with a turnkey solution of access to an additional developmental drilling partner, midstream management, and to provide an economical downstream solution to move existing production towards liquidity.

The Company needs substantial additional capital to support its proposed future operations. There are currently minimal revenues and limited committed sources for additional funding. No representation can be made that funds will be available when needed. In the event funds cannot be raised when needed, the Company may not be able to carry out its business plan, may never achieve projected levels of sales or royalty income, and could fail in business as a result of these uncertainties.

Gulfstar LLC
------------

Gulfstar LLC, the Company's 58.4% owned subsidiary, operates in Western Kentucky. During the year ended December 31, 2010, it completed construction of its gas gathering pipeline system that includes approximately 16 miles of main pipeline. The pipeline transports natural gas to a gas plant and includes approximately 5 miles of feeder lines, which are connected to 18 producing wells. During the second half of 2010, Gulfstar LLC started transporting limited quantities of gas.

In addition to the management and operation of the pipeline, Gulfstar LLC serves as a manager and operator of approximately 20 wells. Gulfstar LLC holds overriding royalty interests of approximately 12.5% in the wells and has financed these wells through offering a 100% working interest in the wells in exchange for contribution of funds to drill the wells.

The Pipeline

Gulfstar LLC's pipeline is located in the Illinois Basin of Western Kentucky. This area is known for its oil production in the early to mid 1900s and its non-conventional shale gas. Shale gas is considered an "unconventional" source of natural gas due to the insufficient permeability of shale formations. Because of this low permeability, shale deposits require fracturing in order to release the oil and gas supplies. Recent technology developments, such as horizontal drilling and hydraulic fracturing, have made the drilling for gas in this area possible and economical.

In addition to the current 18 producing wells connected to the gas gathering pipeline system that includes a total of approximately 21 miles of pipeline, Gulfstar LLC has identified up to 50 additional wells that are available for connection to the pipeline from other independent owners in the area.

The pipeline has a throughput capacity of 18 Million Cubic Feet per Day (MMcf/d.) During the year ended December 31, 2010, the pipeline transported an average of 119 Mcf/d of gas. Currently, the pipeline is not operating at full capacity.

With approximately 300 shut in wells within 3.5 miles of Gulfstar LLC's pipelines, Gulfstar LLC believes it is positioned to be the most viable gas gatherer in the area. Gulfstar LLC intends to contract for existing shut-in gas production between 45% to 55% of market price, and subsequently sell the gas downstream at market price for its own account.

The pipeline operations transport the gas to a burner tip processing plant near Bowling Green, KY where it is sold pursuant to a gas purchase agreement.

During the fourth quarter of 2010, Gulfstar LLC began drilling a horizontal well located in Warren County, KY with total costs of $287,024 as of December 31, 2010. Gulfstar LLC owns a working interest of 58.4% and a net revenue interest of 43.8% and Gulfstar LLC anticipates completion of this well during the second quarter of 2011. After completion, this well will be connected to the pipeline.

There are a large number of companies and individuals engaged in the exploration for minerals and oil and gas; accordingly, there is a high degree of competition for desirable properties. Almost all of the competing companies and individuals engaged have substantially greater technical and financial resources than does the Company.

Oil and Gas Property Management

Gulfstar LLC is the manager and operator of approximately 20 wells in the Illinois Basin in Western Kentucky. Of these 20 wells, 18 wells are connected to the pipeline that is operated by Gulfstar LLC. Gulfstar LLC managed to date the drilling of the 20 wells of which 15 wells produce only high BTU content gas, 2 wells produce both gas and oil and 3 wells produce only oil. Based on initial well production, the Company believes further developmental work on its existing wells is required to achieve desired gas production rates.

            Chart Production Type of Wells

                           Oil               Gas               Total
                           ---               ---               -----
                           5                  17               20

Gulfstar LLC holds overriding royalty interests of approximately 12.5% in the wells. Gulfstar LLC has financed the cost of these wells through working interest holders and does not hold any working interest in the wells.

            Location          Gross Producing Wells      Net Producing Wells
             --------         ---------------------      -------------------
            Kentucky                        20            3 (12.5% Royalty)

As part of its services provided in management of the wells, Gulfstar LLC offers working interests in the properties on behalf of the leaseholders. Using these funds, Gulfstar LLC pays for the costs incurred in the construction, reworking and development of the wells.

Gulfstar LLC has approximately 9,000 acres under an 87.5% net lease with approximately 10,000 acres under option. Under its proposed drilling program, Gulfstar LLC has:

            Location                   Gross Acres             Net Acres
           ---------                  -----------              ---------
            Kentucky                        9,232              8,078 (87.5%)

*There are approximately 3,925 acres held by production.

Competition

Gulfstar LLC competes for market growth with other natural gas-transmission companies in the Illinois Basin region and with other companies providing natural gas-storage services. In addition, Gulfstar LLC faces growing competition from third-party gathering companies that build gathering lines to allow producers to make direct connections to competing pipeline systems.

Other Oil and Gas Opportunities
-------------------------------

On February 12, 2009, the Company, through leases, acquired a 100% net revenue interest in 240 acres in Morgan County Colorado, which is located approximately forty five miles north of Denver, Colorado and lies in what is called the Denver, Julesberg Basin (DJ Basin). The DJ Basin is the predominant geological structure in Northern Colorado. The shallow "J" and "D" sand formations of the DJ Basin constitutes a common source of oil and gas. The acreage in Morgan County has forty (40) acre drilling and spacing units for the production of oil and gas from the "D" and "J" sand formations.

The acreage contained within these leases have a 10-year "primary term" (2018), but may be extended if drilling operations are in progress, or if other conditions are met. The term of the lease can continue as long as the lessee produces oil and gas in paying quantities during the term of the lease.

The Morgan County acreage lies a short distance from the western portion of the prolific Niobrara Beecher Island natural gas trend and deeper Lansing-Kansas City oil production. Nearby fields include the Frenchman Creek prospect area in Phillips County, Colorado containing multiple Niobrara structures which could yield up to 20 billion cubic feet (Bcf) gross of natural gas resource potential, the DeNova Field, which has produced greater than 30 Bcf of natural gas to date, and the Republican and Mildred Fields, which have produced greater than 62 Bcf of natural gas.

Currently, the Company has not taken any action to develop this opportunity.

On October 18, 2010, the Company entered into a Letter of Intent with Timberline Production Company, LLC of Casper, WY to purchase 100% of the working interests in and assets connected to oil and gas leases located in the Greasewood Field in Niobrara County, WY for cash of $75 Million. In conjunction with this transaction, the Company revised its engagement with Maxim Group LLC to provide gross proceeds of up to $100 Million from a proposed private placement of Company equity and/or convertible debt. The precise terms of the private placement will be negotiated between Maxim Group LLC, potential investors and the Company. At the time of this filing, these proposed transactions have not been finalized or closed.

Further, on January 19, 2011, the Company signed a Letter Agreement with Wright Capital Corporation to pursue a proposed financing of up to $90 Million to be used to assist the Company in the proposed purchase of Timberline Production Company's 100% working interest in and assets connected to oil and gas leases and for the further development of the Company's existing pipeline structure in Kentucky. The definitive terms of the proposed transaction is subject to an agreement between Wright Capital Corporation and the Company.

Talon
-----

As of June 30, 2010, Talon, a Florida corporation, was engaged in management and capital activities in the oil and gas industry and provided the capabilities to identify potential oil and gas opportunities. Robert McCann and Steve Warner, officers and directors of Talon and who are now officers and directors of the Company, have brought years of experience to the Company with the ability to raise capital for operations and possible acquisitions by the Company as well as their experience with public companies.

As of December 31, 2010, Talon has merged its operations into the Company and both Robert McCann and Steve Warner are now working for the Company.

The Markets

Natural Gas Supply and Demand:

The National Petroleum council estimates the U.S. demand for natural gas to increase from 22 trillion cubic feet (TCF) in 1998 to over 31 TCF by 2015. This nearly 50% increase in demand for natural gas, coupled with constrained supplies from conventional sources and storage facilities, suggests a need for new gas sources. Although conventional gas sources such as high permeability sandstones supply about 60% of the U.S. demand (13 TCF in 1998), projections indicate a flat to declining supply through year 2015. The shortfall in conventional gas supply is expected to be taken up by production from un-conventional sources such as tight gas sandstones/shales, associated gas, and coal bed methane.

Oil and Gas:

The availability of a ready market for oil and gas discovered, if any, will depend on numerous factors beyond the Company's control, including the proximity and capacity of refineries, pipelines, and the effect of state regulation of production and of federal regulations of products sold in interstate commerce, and recent intrastate sales. The market price of oil and gas are volatile and beyond the Company's control. The market for natural gas is also unsettled, and gas prices have increased dramatically in the past four years with substantial fluctuation, seasonally and annually.

There generally are only a limited number of gas transmission companies with existing pipelines in the vicinity of a gas well or wells. In the event that producing gas properties are not subject to purchase contracts or that any such contracts terminate and other parties do not purchase the Company's gas production, there is no assurance that the Company will be able to enter into purchase contracts with any transmission companies or other purchasers of natural gas and there can be no assurance regarding the price which such purchasers would be willing to pay for such gas. There presently exists an oversupply of gas in the certain areas of the marketplace due to pipeline capacity, the extent and duration of which is not known. Such oversupply may result in restrictions of purchases by principal gas pipeline purchasers.

Global Oil Supply and Demand: World demand for oil has fluctuated wildly in the past year.

While there has been much growth in demand from Asia, due mainly to rapidly growing economies in China and India, there has been a decline in oil demand due to the worldwide recession. In 2004, China passed Japan as the world's second-largest consumer of oil. It used an average of 6.63 million barrels of oil every day, which is about twice what it produces. Its oil imports doubled between 1999 and 2004. China's demand for oil is expected to continue to increase each year. If that happens, China will surpass the United States as the world's largest consumer of oil by 2015. Similarly, India's oil needs are expected to grow by four to seven percent a year.

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

Markets: The availability of a ready market for oil and gas discovered will depend on numerous factors beyond the control of us, including the proximity and capacity of refineries, pipelines, and the effect of state regulation of production and of federal regulations of products sold in interstate commerce, and recent intrastate sales. The market price of oil and gas are volatile and beyond our control with substantial fluctuation, seasonally and annually.

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

Proposed Legislation: A number of legislative proposals have been and probably will continue to be introduced in Congress and in the legislatures of various states, which, if enacted, would significantly affect the petroleum industries. Such proposals and executive actions involve, among other things, the imposition of land use controls such as prohibiting drilling activities on certain federal and state lands in roadless wilderness areas. At present, it is impossible to predict what proposals, if any, will actually be enacted by Congress or the various state legislatures and what effect, if any, such proposals will have. However, the establishment of numerous National Monuments by executive order has had the effect of precluding drilling across vast areas of the Rocky Mountain West.

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

Title to Properties:

The Company has s Bureau of Land Management ("BLM") interest of approximately 240 gross/net acres located in Morgan County, Colorado.

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

Gulfstar LLC has approximately 9,000 acres under an 87.5% net lease with approximately 10,000 acres under option. Under its proposed drilling program, Gulfstar LLC has:

            Location                   Gross Acres               Net Acres
            ---------                  -----------               ---------
            Kentucky                        9,232                8,078 (87.5%)

*There are approximately 3,925 acres held by production.

Backlog of Orders:  We currently have no orders for sales at this time.

Government Contracts:  We have no government contracts.

Company Sponsored Research and Development:  We are not conducting any research.

Number of Persons Employed: As of December 31, 2010, Gulfstar LLC had 8 full-time employees in Kentucky and Gulfstar had 2 employees.


ITEM 1A.  RISK FACTORS
----------------------

                           FORWARD LOOKING STATEMENTS

This document includes forward-looking statements, including, without limitation, statements relating to Gulfstar's plans, strategies, objectives, expectations, intentions and adequacy of resources. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause Gulfstar's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These factors include, among others, the following: ability of Gulfstar to implement its business strategy; ability to obtain additional financing; Gulfstar's limited operating history; unknown liabilities associated with future acquisitions; ability to manage growth; significant competition; ability to attract and retain talented employees; and future government regulations; and other factors described in this Annual Report on Form 10-K or in other of Gulfstar filings with the Securities and Exchange Commission. Gulfstar is under no obligation, to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                                  RISK FACTORS

                          GENERAL BUSINESS RISK FACTORS

Our business is a  development  stage  company  that is unproven  and  therefore
--------------------------------------------------------------------------------
risky.
-----

Potential   investors  should  be  made  aware  of  the  risk  and  difficulties encountered by a new enterprise in the energy business, especially in view of the intense competition from existing businesses in the industry.

We  have  a  lack  of  revenue  history  and  investors  cannot  view  our  past
--------------------------------------------------------------------------------
performance.
-----------

We have had no revenues prior to June of 2010. We are not profitable and the business effort is considered to be in an early development stage. We must be regarded as a new or development venture with all of the unforeseen costs, expenses, problems, risks and difficulties to which such ventures are subject.

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

We may have a shortage of working  capital in the future which could  jeopardize
--------------------------------------------------------------------------------
our ability to carry out our business plan.
------------------------------------------

Our capital needs consist primarily of costs related to developing gas production on our leases, additional pipeline infrastructure and general and administrative expenses. Our needs could exceed several million dollars in the next twelve months. Such funds are not currently committed, and we have cash at December 31, 2010 of $65,799.

We have limited funds and such funds may not be adequate to carry out the business plan in the energy business. Our ultimate success depends upon our ability to raise additional capital. We need additional capital, but we have no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to us. If not available, our business may fail.

During the period January 1, 2011 through March 28, 2011, the Company issued 509,001 shares of its restricted common stock in exchange for cash of $763,501 in order to support operations. The shares were sold at $1.50 per share.

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

We may in the future  issue more shares of common stock which could cause a loss
--------------------------------------------------------------------------------
of control by our present management and current stockholders.
-------------------------------------------------------------

We may issue further shares of common stock as consideration for the cash or assets or services out of our authorized but unissued common stock that would, upon issuance, represent a majority of the voting power and equity of our Company. The result of such an issuance would be those new stockholders and management would control our Company, and persons unknown could replace our management at this time. Such an occurrence would result in a greatly reduced percentage of ownership of our Company by our current shareholders, which could present significant risks to investors.

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

We will depend upon management.
------------------------------

We currently have three individuals who are serving as our officers. We will be heavily dependent upon their skills, talents, and abilities, as well as several consultants to us, to implement our business plan. Because investors will not be able to manage our business, they should critically assess all of the information concerning our officers and directors.

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

There generally are only a limited number of gas transmission companies with existing pipelines in the vicinity of a gas well or wells. In the event that producing gas properties are not subject to purchase contracts or that any such contracts terminate and other parties do not purchase our gas production, there is assurance that we will be able to enter into purchase contracts with any transmission companies or other purchasers of natural gas and there can be no assurance regarding the price which such purchasers would be willing to pay for such gas. There may, on occasion, be an oversupply of gas in the marketplace or in pipelines the extent and duration may affect prices adversely. Such oversupply may result in reductions of purchases and prices paid to producers by principal gas pipeline purchasers.

Our business is subject to significant weather interruptions.
------------------------------------------------------------

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

We will have significant  additional  financing  requirements to fund our future
--------------------------------------------------------------------------------
activities.
----------

If we find oil and gas reserves to exist on a prospect we will need substantial additional financing to fund the necessary exploration and development work. Furthermore, if the results of that exploration and development work are successful, we will need substantial additional funds for continued development. We currently do not have sufficient funds to conduct such work and, therefore, we will need to obtain the necessary funds either through debt or equity financing, some form of cost-sharing arrangement with others, or the sale of all or part of the property. There is no assurance that we will be successful in obtaining any financing. These various financing alternatives may dilute the interest of our shareholders and/or reduce our interest in the properties.

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

We believe investors should consider certain negative aspects of our operations.
--------------------------------------------------------------------------------

Dry  Holes:   We  may  expend   substantial   funds  acquiring  and  potentially
participating in exploring properties which we later determine not to be productive. All funds so expended will be a total loss to us.

Technical Assistance: We will find it necessary to employ technical assistance in the operation of our business. As of the date of this Annual Report, we have not contracted for any technical assistance. When we need it such assistance it is likely to be available at compensation levels we would be able to pay.

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

We will experience substantial competition for supplies in the energy industry.
--------------------------------------------------------------------------------

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

We have agreed to  indemnification  of officers and  directors as is provided by
--------------------------------------------------------------------------------
Colorado Revised Statute.
-------------------------

Colorado Revised Statutes provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or on activities our behalf. We will also bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such person's promise to repay us therefore if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by us that we will be unable to recoup.

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

We may depend upon outside  advisors,  who may not be  available  on  reasonable
--------------------------------------------------------------------------------
terms and as needed.
-------------------

To supplement the business experience of our officers and directors, we may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. Our Officers and Directors without any input from stockholders will make the selection of any such advisors. Furthermore, we anticipate that such persons will be engaged on an "as needed" basis without a continuing fiduciary or other obligation to us. In the event we consider it necessary to hire outside advisors, we may elect to hire persons who are affiliates, if they are able to provide the required services.


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

We will pay no foreseeable dividends in the future.
---------------------------------------------------

We have not paid dividends on our common stock and do not anticipate paying such dividends in the foreseeable future.

No public  market  exists  for our common  stock at this  time,  and there is no
--------------------------------------------------------------------------------
assurance of a future market.
----------------------------

There is no public market for our common stock, and no assurance can be given that a market will develop or that a shareholder ever will be able to liquidate his investment without considerable delay, if at all. If a market should develop, the price may be highly volatile. Factors such as those discussed in the "Risk Factors" section may have a significant impact upon the market price of shares.

Rule 144 sales in the future may have a depressive effect on our stock price.
----------------------------------------------------------------------------

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

Our stock  will in all  likelihood  be thinly  traded and as a result you may be
--------------------------------------------------------------------------------
unable  to sell at or near ask  prices or at all if you need to  liquidate  your
--------------------------------------------------------------------------------
shares.
------

The shares of our common stock, if listed, may be thinly-traded on the Over-the-Counter Market, meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early stage company such as ours or purchase or recommend the purchase of any of our Securities until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our Securities is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on Securities price. We cannot give you any assurance that a broader or more active public trading market for our common Securities will develop or be sustained, or that any trading levels will be sustained. Due to these conditions, we can give investors no assurance that they will be able to sell their shares at or near ask prices or at all if they need money or otherwise desire to liquidate their securities of our Company.


Our business is highly speculative and the investment is therefore risky.
------------------------------------------------------------------------

Due to the speculative nature of our business, it is probable that the investment in shares will result in a total loss to the investor. Investors should be able to financially bear the loss of their entire investment. Investment should, therefore, be limited to that portion of discretionary funds not needed for normal living purposes or for reserves for disability and retirement.

ITEM 1B. UNRESOLVED STAFF COMMENTS
----------------------------------

Not required for smaller reporting registrants.

ITEM 2.  PROPERTIES
-------------------

The Company's headquarters are located at 600 17th Street Suite 2800 Denver, Colorado 80202. The Company leases a virtual office space at a rate of $1,499 per month that includes secretarial and support services and the lease will expire in May 2011. Total rent expense under this lease was $2,998 and $0 for the years ended December 31, 2010 and 2009 respectively.

The Company also shares an office space in West Palm Beach, Florida with an officer and director of the Company at no cost to the Company.

Gulfstar LLC's headquarters and operations are located in Morgantown, Kentucky. During April 2009, Gulfstar LLC entered into a lease agreement with an unrelated third party for a building. The lease agreement requires monthly payments of $750 and expires April 2012. Total rent expense under this lease was $9,000 and $6,000 for the years ended December 31, 2010 and 2009, respectively.

DESCRIPTION OF PROPERTIES/ASSETS/OIL AND GAS PROSPECTS

(a)       Real Estate:               None.
(b)       Title to properties:       None.

(c)       Oil and Gas Prospects:

         Gulfstar LLC has approximately 9,000 acres under an 87.5% net lease with approximately 10,000 acres under option. Under its proposed drilling program, Gulfstar LLC has:

                       Location                   Gross Acres       Net Acres
                       ---------                 -----------        ---------
                       Kentucky                        9,232       8,078 (87.5%)

         *There are approximately 3,925 acres held by production.


Horizontal Well - During the fourth quarter of 2010, Gulfstar LLC began drilling a horizontal well located in Warren County, KY with total costs of $287,024 as of December 31, 2010. Gulfstar LLC owns a working interest of 58.4% and a net revenue interest of 43.8% and Gulfstar LLC anticipates completion of this well during the second quarter of 2011. After completion, this well will be connected to the pipeline.

         On February 12, 2009, the Company bid upon and acquired a lease of 240 acres in Morgan County, Colorado at the BLM auction located in Lakewood, Colorado. The interest of the Company is 100% in this prospect.

     (d) Patents:  None.


ITEM 3.  LEGAL PROCEEDINGS
--------------------------

In March 2010, the Company settled certain environmental litigation, which was in process at December 31, 2009. As a result of the settlement, the Company was required to pay $70,000 during the year ended December 31, 2010. This amount was paid by the Company during the second quarter of 2010 and was in addition to $100,000, which was paid during the year ended December 31, 2009. Additionally, the Company received $230,000 from a consultant contracted by the Company for services provided related to the environmental litigation. The income from the settlement with the consultant was recognized as other income during the first quarter of 2010 and is included in the consolidated statement of operations for the year ended December 31, 2010.

In February, 2009, the Company received two Notices of Violation from the Commonwealth of Kentucky's Energy and Environment Cabinet ("Cabinet") as a result of the Company's failure to obtain appropriate permits in advance of certain construction activities and for "causing or contributing to the pollution of the waters of the Commonwealth of Kentucky" during 2007. The Company neither admitted to nor denied the alleged violations but accepted civil responsibility for the violations on May 6, 2010. As a result of the settlement of the dispute, the Company agreed to pay a civil penalty of $60,000 to the Commonwealth of Kentucky by way of 12 equal monthly installment payments, beginning in May of 2010. The Company recorded a $60,000 General & Administration Expense during the second quarter of 2010 to recognize the settlement with the Cabinet and as of December 31, 2010, $15,000 of the liability remains unpaid.

ITEM 4.  (REMOVED AND RESERVED)
-------------------------------

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S  COMMON EQUITY,  RELATED STOCKHOLDER MATTERS AND
--------------------------------------------------------------------------------
ISSUER PURCHASES OF EQUITY SECURITIES
-------------------------------------


Market Information

There is no public trading market for the common stock at this time.

Holders

There are approximately 796 holders of record of Gulfstar's common stock as of December 31, 2010.

Dividend Policy

Holders of Gulfstar's common stock are entitled to receive such dividends as may be declared by Gulfstar's board of directors. Gulfstar has not declared or paid any dividends on Gulfstar's common shares and it does not plan on declaring any dividends in the near future. Gulfstar currently intends to use all available funds to finance the operation and expansion of its business.

Recent Sales of Unregistered Securities


The Company made the following unregistered sales of its securities from January 1, 2010 through June 30, 2010. The Company in May 2010, effected a reverse split of its common stock on a 1 new share for every 8 old shares. On June 30, 2010, the Company completed its acquisition of Gulfstar Energy Group, LLC, which was accounted for as a reverse re-capitalization of the Company. At December 31, 2010, the Company had outstanding 494,753 unregistered shares that are included as part of the "reclassification of shares" reported in the consolidated statements of stockholders' equity for the year end December 31, 2010. Shares included below are post the reverse stock split.

This table shows all issuances of unregistered shares of the Company prior to from January 1, 2010 to June 30, 2010.



                                                                                                CLASS OF
  DATE OF SALE       TITLE OF SECURITIES     NO. OF SHARES           CONSIDERATION              PURCHASER
  -------------      -------------------     --------------          -------------              ---------
     2/16/10            Common Shares            5,000            $4,000 in services        Former Officer &
                                                                                                Director
     2/16/10            Common Shares            5,000            $4,000 in services            Director
     2/16/10            Common Shares            7,500         Payment of $4,650 in debt    Former Officer &
     2/16/10            Common Shares            7,500         Payment of $4,650 in debt        Director
     2/25/10            Common Shares           12,500            $10,000 in services           Business
     6/30/10            Common Shares            2,500          Payment of $2,000 loan      Former Officer &
     6/30/10            Common Shares            2,500          Payment of $2,000 loan          Director
     6/30/10            Common Shares           52,500            $42,000 in services       Former Officer &
     6/30/10            Common Shares           52,500            $42,000 in services           Director



                                                                                                CLASS OF
  DATE OF SALE       TITLE OF SECURITIES     NO. OF SHARES           CONSIDERATION              PURCHASER
  ------------       -------------------     -------------           -------------              ---------
     6/24/10            Common Shares           729,310           $21,879 in services        Affiliate of an
                                                                                            Officer & Director
     6/24/10            Common Shares           10,000             $300 in services             Business
                                                                                                Associate
     6/24/10            Common Shares           30,000             $900 in services             Business
                                                                                                Associate
     6/30/10            Common Shares           100,000           $3,000 in services            Director
     6/30/10            Common Shares         11,659,659       Exchange for 58.3% equity     Equity Members
                                                             in Gulfstar Energy Group, LLC
     6/30/10            Common Shares          3,509,530     Exchange for 100% issued and     Talon Energy
                                                                     Outstanding              Corporation


Exemption From Registration Claimed

All of the above sales by the Company of its unregistered securities were made by the Company in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act"). All of the individuals and/or entities that purchased the unregistered securities were primarily existing shareholders, known to the Company and its management, through pre-existing business relationships, as long standing business associates and employees. All purchasers were provided access to all material information, which they requested, and all information necessary to verify such information and were afforded access to management of the Company in connection with their purchases. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the Company. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

The Company made the following unregistered sales of its securities from July 1, 2010 to December 31, 2010 under Rule 506 of Regulation D of the Securities Act of 1933.



                             TITLE OF
     DATE OF SALE           SECURITIES       NO. OF SHARES         CONSIDERATION         CLASS OF PURCHASER
     ------------           ----------       -------------         -------------         ------------------
  August 2010 through      Common Shares        304,334              $456,500           Business Associates
   December 31, 2010


Exemption From Registration Claimed

All of the above sales by the Company of its unregistered securities were made by the Company in reliance upon Rule 506 of Regulation D of the Securities Act of 1933, as amended (the "1933 Act"). All of the individuals and/or entities that purchased the unregistered securities were primarily existing shareholders, known to the Company and its management, through pre-existing business relationships, as long standing business associates. All purchasers were provided access to all material information, which they requested, and all information necessary to verify such information and were afforded access to management of the Company in connection with their purchases. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the Company. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

Issuer Purchases of Equity Securities

The Company did not repurchase any shares of its common stock during the year ended December 31, 2010.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

Not applicable.

ITEM 7. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf. We disclaim any obligation to update forward-looking statements.

PLAN OF OPERATIONS

The Company is currently focusing its operational efforts on the operation of its pipeline gas gathering system and management of existing oil and gas wells and intends to be involved in oil and gas operation exploration and development drilling. The Company intends to leverage its assets to develop energy prospects for its own account or co-venture with other companies which can benefit from an association with the Company's pipelines and management.

The Company's strategic focus in this area is on lower risk profile income producing oil and gas assets that have sizable developmental drilling potential with multiple pay zones. The Company intends to focus its initial pipeline development efforts on private producers of constrained and shut-in natural gas assets in Western Kentucky. The Company intends to provide producers in its area with a turnkey solution of access to an additional developmental drilling partner, midstream management, and to provide an economical downstream solution to move existing production towards liquidity.

On May 5, 2010, the Company entered into a Share Exchange Agreement with Talon. On June 24, 2010, the Share Exchange Agreement with Talon was replaced by a similar Revised and Amended Share Acquisition Agreement between Talon and the Company and in conjunction with a June 24, 2010 Share Exchange Agreement between the Company and Gulfstar LLC, a privately held Mississippi Limited Liability Company, for 58.3% of the outstanding equity interests of Gulfstar LLC, and an Acquisition Agreement between the Company and Gulfstar LLC to acquire the remaining 41.7% of the outstanding equity interests of Gulfstar LLC. The Revised and Amended Share Acquisition Agreement and Share Exchange Agreement were both effective as of June 30, 2010. At December 31, 2010, the Company owned 58.4% of Gulfstar LLC with a non-controlling interest of 41.6%.

During the second half of 2010, Gulfstar LLC started transporting limited quantities of gas via its pipeline system. In addition to the management and operation of the pipeline, Gulfstar LLC operates as a manager and operator of approximately 20 natural gas wells. Gulfstar LLC holds overriding royalty interests of approximately 12.5% in the wells. Gulfstar LLC has financed these wells through offering a 100% working interest in the wells in exchange for contribution of funds to drill the wells and therefore does not hold any working interest in the wells.

On October 18, 2010, the Company entered into a Letter of Intent with Timberline Production Company, LLC of Casper, WY to purchase 100% of the working interests in and assets connected to oil and gas leases located in the Greasewood Field in Niobrara County, WY for cash of $75 Million. In conjunction with this transaction, the Company revised its engagement with Maxim Group LLC to provide gross proceeds of up to $100 Million from a proposed private placement of Company equity and/or convertible debt. The precise terms of the private placement will be negotiated between Maxim Group LLC, potential investors and the Company.

On January 19, 2011, the Company signed a Letter Agreement with Wright Capital Corporation to pursue a proposed financing of up to $90 Million to be used to assist the Company in the proposed purchase of Timberline Production Company's 100% working interest in and assets connected to oil and gas leases and for the further development of the Company's existing pipeline structure in Kentucky. The definitive terms of the proposed transaction are subject to an agreement between Wright Capital Corporation and the Company.

The Company will need substantial additional capital to support its proposed future operations and as such is aggressively seeking this capital. Nonetheless, there are currently minimal revenues and limited committed sources for additional funds as of date hereof. No representation is made that any funds will be available when needed. In the event funds cannot be raised when needed, the Company may not be able to carry out its business plan, may never achieve projected levels of sales or royalty income, and could fail in business as a result of these uncertainties.

RESULTS OF OPERATIONS
--------------------

For the Year Ended  December  31, 2010  Compared to the Year Ended  December 31,
2009

During the year ended December 31, 2010, the Company recognized total revenues of $86,990 from the transportation of gas through its pipeline and $14,287 from the royalties in connection with its well management services. Cost of sales during the year ended December 31, 2010 were $36,842, resulting in a gross profit of $64,435. During the year ended December 31, 2009, the Company did not recognize any revenue from its operating activities.

During the year ended December 31, 2010, the Company incurred total operating expenses of $1,919,775 compared to $596,198 during the year ended December 31, 2009. The increase of $1,323,577 was a result of increases in the Company's operational activities due to completing the construction of the pipeline, but also a result of the Company's increased accounting and legal costs in connection with the Company's acquisition of Gulfstar LLC and Talon. During the year ended December 31, 2010, the Company incurred professional fees of $282,071 consisting of both legal and accounting fees. In addition, during the year ended December 31, 2010, the Company incurred officers' compensation of $96,000 and expenses and costs in connection with the operation of the pipeline of $192,294.

During the year ended December 31, 2010, we recognized a net loss of $1,272,302 compared to $755,650 during the year ended December 31, 2009. The increase of $516,652 was a result of the $1,323,577 increase in operating expenses, offset by the $64,435 increase in gross profit, the $393,231 increase in other income and an allocation of $349,259 in losses attributable to non-controlling interests.

LIQUIDITY
---------

At December 31, 2010, we had total current assets of $133,112 consisting of $65,799 in cash and cash equivalents, $33,653 in accounts receivable and $33,660 in prepaids and other assets. At December 31, 2010, we had total current liabilities of $1,808,353 consisting of $936,418 in accounts payable, $15,000 in litigation settlement payment, $33,477 in oil and gas proceeds due to others, $488,380 in accrued expenses and liabilities and $335,078 loan payable due to an affiliate of the Company.

At December 31, 2010, we had a working capital deficit of $1,675,241 and an accumulated deficit of $4,332,703.

During the year ended December 31, 2010, we used net cash of $1,435,740 in operational activities and during the year ended December 31, 2009, we received net cash of $390,453 from operational activities.

During the year ended December 31, 2010, we recognized a net loss of $1,272,302 which was adjusted for non-cash activity of a net loss of $349,259 attributable to the non-controlling interest of Gulfstar LLC, $82,325 due to conversion of a note receivable to compensation, $331,565 from the issuances of equity for services and $154,776 in depreciation expense. During the year ended December 31, 2009, we recognized a net loss of $755,650 which was adjusted for non-cash activity of $15,295 in depreciation expense.

During the year ended December 31, 2010, the Company used funds of $863,521 in its investing activities that included expenditures of $587,924 in construction of the pipeline, $1,500 for intangible assets, $74,050 for property and equipment, $287,024 for drilling of oil and gas properties, $76,977 in cash from the acquisition of Talon and receipt of $10,000 from a note receivable.

During the year ended December 31, 2009, the Company used $3,090,484 in its investing activities that included expenditures of $2,916,368 in construction of the pipeline, $49,774 for property and equipment, $114,342 for intangible assets and $10,000 in the issuance of a note receivable.

During the year ended December 31, 2010, the Company received $1,784,621 net proceeds from its financing activities that included $1,481,890 in equity contributions and $335,078 in proceeds from a short term loan.

During the year ended December 31, 2009, the Company received $2,822,904 net proceeds from its financing activities that included $2,914,540 in equity contributions and $91,636 paid out in equity redemptions.

In March 2010, the Company settled certain environmental litigation, which was in process at December 31, 2009. As a result of the settlement, the Company was required to pay $70,000 during the year ended December 31, 2010. This amount was paid by the Company during the second quarter of 2010 and was in addition to $100,000, which was paid during the year ended December 31, 2009. Additionally, the Company received $230,000 from a consultant contracted by the Company for services provided that related to the environmental litigation. The income from the settlement with the consultant was recognized as other income during the first quarter of 2010 and is included in the consolidated statement of operations for the year ended December 31, 2010.

During the year ended December 31, 2010, the Company issued 304,334 shares of its restricted common shares in exchange for cash of $445,110 in order to support operations. The shares were sold at $1.50 per share and are included in the $1,324,360 in equity contributions received during the year ended December 31, 2010.

During the period January 1, 2011 through March 28, 2011, the Company issued 509,001 shares of its restricted common stock in exchange for cash of $763,501 in order to support operations. The shares were sold at $1.50 per share.
Note Payable

During the year ended December 31, 2010, the Company borrowed a total of $335,078 from an affiliate of a member-manager of Gulfstar LLC and a greater than 5% shareholder of the Company and in exchange issued an unsecured promissory note dated November 30, 2010 that is due in full on or before December 31, 2011. Interest is accrued at the rate of one percent (1.0%) per annum. As of December 31, 2010, the Company owes $335,078 on the promissory note. Accrued interest of $279 is included in accrued liabilities on the consolidated balance at December 31, 2010

The Company holds overriding royalty interests in various wells in Kentucky. The Company syndicated the financing of these wells through offering a 100% working interest in the wells in exchange for contribution of funds to drill the wells. As part of the transaction, the Company retained approximately 12.5% overriding royalty interests in the wells and also agreed to provide management services on behalf of the working interest owners in the wells. This income from the wells earned by the Company is reported as royalty income.

As part of the management services provided, the Company collects the royalties generated from the wells on behalf of the working interest owners and pays the various costs and expenses incurred on behalf of the wells. The Company records no costs or expenses relative to these wells on its consolidated statements of operations. The excess of the royalties collected by the Company on behalf of the working interest owners were recorded as oil and gas proceeds due to others on the consolidated balance sheets of the Company. At December 31, 2010 and 2009, the Company owed oil and gas proceeds to working interest owners in the amount of $33,477 and $0, respectively.

Also, as part of the management services provided, the Company collected the contributions from the working interest owners to drill the wells and paid the various costs and expenses incurred on behalf of the wells. The Company recorded no costs or expenses relative to these wells on its consolidated statements of operations. The excess of the contributions collected from the working interest owners over and above the costs or expenses incurred on behalf of these wells were reported as deposits on the consolidated balance sheets of the Company. At December 31, 2010 and 2009, the Company had deposits due to the working interest owners in the amounts of $0 and $503,224, respectively.

The Gulfstar LLC operating agreement provides a priority preference as to any future cash distributions paid by Gulfstar LLC to the owners of its equity interests. As such, fifty percent (50%) of all cash distributions shall be paid first to the non-controlling equity interests until such time they have received in full their capital contributions. After which time, cash distributions shall be paid in proportion to the percentage of all equity interests. As of December 31, 2010, Gulfstar LLC has not repaid any of the non-controlling equity interests capital contributions.

Capital Resources

We have only common stock as our capital resource.

We have no material commitments for capital expenditures within the next year, however if operations are commenced, substantial capital will be needed to pay for participation, investigation, exploration, acquisition and working capital.

Need for Additional Financing

We do not have capital sufficient to meet our cash needs. We will have to seek loans or equity placements to cover such cash needs and therefore the Company:

On October 18, 2010, the Company entered into a Letter of Intent with Timberline Production Company, LLC of Casper, WY to purchase 100% of the working interests in and assets connected to oil and gas leases located in the Greasewood Field in Niobrara County, WY for cash of $75 Million. In conjunction with this transaction, the Company revised its engagement with Maxim Group LLC to provide gross proceeds of up to $100 Million from a proposed private placement of Company equity and/or convertible debt. The precise terms of the private placement will be negotiated between Maxim Group LLC, potential investors and the Company.

Further, on January 19, 2011, the Company signed a Letter Agreement with Wright Capital Corporation to pursue a proposed financing of up to $90 Million to be used to assist the Company in the proposed purchase of Timberline Production Company's 100% working interest in and assets connected to oil and gas leases and for the further development of the Company's existing pipeline structure in Kentucky. The definitive terms of the proposed transaction are subject to an agreement between Wright Capital Corporation and the Company.

No commitments to provide additional funds have been made by our management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to us to allow it to cover our expenses as they may be incurred.

Going Concern

The Company's financial statements for the year ended December 31, 2010 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported an accumulated deficit of $4,332,703 as of December 31, 2010. The Company recognized a net loss of $1,272,302 during the year ended December 31, 2010. At December 31, 2010, the Company had total current assets of $133,112 and total current liabilities of $1,808,353 for a working capital deficit of $1,675,241. This condition raises substantial doubt about the Company's ability to continue as a going concern.

Management is actively pursuing additional financing and revenue solutions as stated elsewhere in this report. During the period January 1, 2011 through March 28, 2011, the Company issued 509,001 shares of its restricted common stock in exchange for cash of $763,501 in order to support operations. The shares were sold at $1.50 per share.

CRITICAL ACCOUNTING POLICIES

Gulfstar has identified the policies below as critical to its business operations and the understanding of results from operations. The impact and any associated risks related to these policies on the Company's business operations is discussed throughout Management's Discussion and Analysis of Financial Conditions and Results of Operations where such policies affect Gulfstar's reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Financial Statements for the years ended December 31, 2010 and 2009. Note that Gulfstar's preparation of this document requires Gulfstar to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of Gulfstar's financial statements, and the reported amounts of expenses during the reporting periods. There can be no assurance that actual results will not differ from those estimates.

Principles of Consolidation

The accompanying consolidated balance sheet as of December 31, 2009 and the consolidated statement of operations and cash flows for the year ended December 31, 2009 and for the period from (inception) May 19, 2006 through June 30, 2010 include only the accounts of Gulfstar LLC. The accompanying balance sheet as of December 31, 2010 and the consolidated statement of operations and cash flows for the period beginning July 1, 2010 (date of acquisition) through December 31, 2010 include the accounts of Gulfstar Energy Corporation, Gulfstar LLC and Talon. All significant inter-company balances and transactions have been eliminated during consolidation.

Reclassification

Certain amounts previously reported have been reclassified in connection with the reverse recapitalization and to conform to current presentation.

Revenue Recognition

The Company recognizes revenue from its pipeline activities upon shipment of the gas to its customers. Royalty revenue is recognized from the Company's well-management activities in the period of delivery.

Accounts Receivable

Accounts receivable are stated at their cost less any allowance for doubtful accounts. The allowance for doubtful accounts is based on the management's assessment of the collectability of specific customer accounts and the aging of the accounts receivable. If there is deterioration in a major customer's creditworthiness or if actual defaults are higher than the historical experience, the management's estimates of the recoverability of amounts due to the Company could be adversely affected. Based on the management's assessment, there is no reserve recorded as of December 31, 2010.

Non-controlling Interest

The non-controlling interest is related to Gulfstar LLC, which is consolidated, but not wholly owned by the Company. At December 31, 2010, the Company owned 58.4% of the equity interest of Gulfstar LLC and therefore, the non-controlling interest of 41.6% was $1,287,173.

Property and Equipment

The Company follows the full cost method of accounting for oil and natural gas operations. Under this method all productive and nonproductive costs incurred in connection with the acquisition, exploration, and development of oil and natural gas reserves are capitalized. No gains or losses are recognized upon the sale or other disposition of oil and natural gas properties except in transactions that would significantly alter the relationship between capitalized costs and proved reserves. The costs of unevaluated oil and natural gas properties are excluded from the amortizable base until the time that either proven reserves are found or it has been determined that such properties are impaired. As properties become evaluated, the related costs transfer to proved oil and natural gas properties using full cost accounting. None of the capitalized costs in the amount of $276,533 were included in the amortization base as of December 31, 2010 nor did the Company expense any capitalized costs during the years ended December 31, 2010 and 2009. The Company does not have significant oil and gas producing activities and its oil and gas properties are unevaluated as of December 31, 2010.

Management capitalizes additions to property and equipment including its pipeline. Expenditures for repairs and maintenance are charged to expense. Property and equipment are carried at cost. Adjustment of the asset and the related accumulated depreciation accounts are made for property and equipment retirements and disposals, with the resulting gain or loss included in the consolidated statements of operations.

The Company has capitalized internal costs of approximately $25,800 and $10,500 for the years ended December 31, 2010 and 2009 respectively. Such capitalized costs include benefits of individuals directly involved in the Company's construction of its pipeline based on the percentage of their time devoted to such activities.

In accordance with authoritative guidance on accounting for the impairment of disposal of long-lived assets, as set forth in Topic 360 of the ASC, the Company assesses the recoverability of the carrying value of its non-oil and gas long-lived assets when events occur that indicate an impairment in value may exist. An impairment loss is indicated if the sum of the expected undiscounted future net cash flows is less than the carrying amount of the assets. If this occurs, an impairment loss is recognized for the amount by which the carrying amount of the assets exceeds the estimated fair value of the asset. No events occurred during the years ended December 31, 2010 and 2009 that would be indicative of possible impairment.

Goodwill

In accordance with generally accepted accounting principles, goodwill cannot be amortized, however, it must be tested annually for impairment. This impairment test is calculated at the reporting unit level. The goodwill impairment test has two steps. The first identifies potential impairments by comparing the fair value of a reporting unit with its book value, including goodwill. If the fair value of the reporting unit exceeds the carrying amount, goodwill is not impaired and the second step is not necessary. If the carrying value exceeds the fair value, the second step calculates the possible impairment loss by comparing the implied fair value of goodwill with the carrying amount. If the implied goodwill is less than the carrying amount, a write-down is recorded. Management tests goodwill each year for impairment, or when facts or circumstances indicate impairment has occurred. No facts or circumstances were noted during the year ended December 31, 2010, which would be indicative of possible impairment.

Significant Customer

The Company's pipeline construction was finished during the first half of 2010 and is currently delivering natural gas to one manufacturing customer located in Kentucky.

Income Taxes

Gulfstar LLC is a limited liability company, which is not a tax paying entity for Federal income tax purposes. Its pro rata shares of income, losses and tax credits is passed through to its members and reported by its members on their individual income tax returns. Thus, since the consolidated statement of operations for the year ended December 31, 2009 and for the period January 1, 2010 through June 30, 2010 include the accounts of Gulfstar LLC only, no provision for federal income taxes or for deferred taxes has been determined for these periods. Therefore, the Company has determined only for the period July 1, 2010 through December 31, 2010 any provision for income taxes or deferred taxes and this determination has been based upon the accounts of Gulfstar Energy Corporation and Talon including the pro rata loss of Gulfstar LLC passed through and reportable by Gulfstar Energy Corporation.

The Company accounts for income taxes under the liability method as prescribed by ASC authoritative guidance. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted rates expected to be in effect during the year in which the basis difference reverses. The realizability of deferred tax assets are evaluated quarterly and a valuation allowance is provided if it is more likely than not that the deferred tax assets will not give rise to future benefits in the Company's income tax returns. The primary timing differences between financial and tax reporting arise from federal net operating loss carryforwards, amortization of start up costs, and accrual to cash conversions that is used for income tax purposes.

The Company assessed the likelihood of utilization of the deferred tax assets, in light of recent and expected continuing losses. As a result of this review, the deferred tax asset of $758,227 has been fully reserved at December 31, 2010. As of December 31, 2010, the Company had net operating loss carryforwards for income tax and financial reporting purposes of approximately $1,132,511 expiring in the years 2019 through 2030.

The Company has adopted ASC guidance regarding accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the financial statements and applies to all income tax positions. Each income tax position is assessed using a two step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. At December 31, 2010 there were no uncertain tax positions that required accrual.

None of the Company's federal or state income tax returns are currently under examination by the Internal Revenue Service or state authorities. However calendar years 2007 and later remain subject to examination by the Internal Revenue Service and respective states.

Business Combinations

The Company accounts for acquisitions in accordance with guidance found in ASC 805, Business Combinations. The guidance, effective January 1, 2009, requires consideration given, including contingent consideration, assets acquired and liabilities assumed to be valued at their fair market values at the acquisition date. The guidance further provides that: (1) in-process research and development will be recorded at fair value as an indefinite-lived intangible assets; (2) acquisition costs will generally be expensed as incurred, (3) restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and (4) changes in deferred tax asset valuations and income tax uncertainties after the acquisition date generally will affect income tax expense.

ASC 805 requires that any excess of purchase price over fair value of assets acquired, including identifiable intangibles and liabilities assumed be recognized as goodwill. In accordance with ASC 805, any excess off fair value of acquired net assets, including identifiable intangible assets, over the acquisition consideration results in a bargain purchase gain. Prior to recording a gain, the acquiring entity must reassess whether all acquired assets and assumed liabilities have been identified and recognized and perform re-measurements to verify that the consideration paid, assets acquired and liabilities assumed have been properly valued.

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)", which amends the consolidation guidance applicable to variable interest entities, later codified under ASC 810. It replaces the quantitative-based risks and rewards calculation for determining whether an enterprise is the primary beneficiary in a variable interest entity with an approach that is primarily qualitative and requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. This standard also requires additional disclosures about an enterprise's involvement in variable interest entities. This standard is effective for us in our interim and annual reporting periods beginning on and after January 1, 2010. Earlier application is prohibited. Adoption of this guidance did not have a significant impact on the determination or reporting of our financial results.

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The adoption did not have a material impact on the Company's Consolidated Financial Statements.

In January 2010, the FASB issued ASU 2010-06, "Improving Disclosures about Fair Value Measurements". This update requires additional disclosure within the roll forward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, the update requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Levels 2 and 3. The new disclosure requirements are effective for interim and annual periods beginning after 15 December 2009, except for the disclosure of purchases, sales, issuances and settlements of Level 3 measurements. Those disclosures are effective for fiscal years beginning after 15 December 2010. As ASU 2010-06 only requires enhanced disclosures, the Company does not expect that the adoption of this update will have a material effect on its financial statements.

In February 2010, the FASB issued Accounting Standards Update 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-09 removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The FASB also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. The FASB believes these amendments remove potential conflicts with the SEC's literature. In addition, the amendments in the ASU requires an entity that is a conduit bond obligor for conduit debt securities that are traded in a public market to evaluate subsequent events through the date of issuance of its financial statements and must disclose such date. All of the amendments in the ASU were effective upon issuance (February 24, 2010) except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The guidance, except for that related to conduit debt obligations, has been adopted and did not have a material impact on the Company's Consolidated Financial Statements.

In December 2010, the FASB issued ASU 2010-28, Intangibles--Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts ("ASU 2010-28"). ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires the company to perform Step 2 if it is more likely than not that a goodwill impairment may exist. ASU 2010-28 is effective for fiscal years and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The Company will adopt these standards on January 1, 2011 and is currently assessing the impact on its condensed consolidated financial statements. Under the guidance any impairment recorded upon adoption is recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption.

In December 2010, the FASB issued ASU No. 2010-29,  Business Combinations (Topic
805)--Disclosure of Supplementary Pro Forma Information for Business Combinations ("ASU 2010-29"). This standard update clarifies that, when presenting comparative financial statements, SEC registrants should disclose revenue and earnings of the combined entity as though the current period business combinations had occurred as of the beginning of the comparable prior annual reporting period only. The update also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for material (either on an individual or aggregate basis) business combinations entered into in fiscal years beginning on or after December 15, 2010 with early adoption permitted. ASU 2010-29 is therefore effective for acquisitions made after January 1, 2011. We expect that ASU 2010-29 may impact our disclosures for any future business combinations, but the effect will depend on acquisitions that may be made in the future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

Not required for smaller reporting companies.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

The audited financial statements of the Company for the years ended December 31, 2010 and 2009, at the end of the document.

ITEM  9.  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
--------------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

Larry O'Donnell, CPA, PC formerly the independent registered public accountant for Gulfstar Energy Corporation was dismissed as the Company's independent registered public accountant on July 8, 2010.

Effective December 14, 2010, the Public Accounting Oversight Board ("PCAOB") revoked Larry O'Donnell, CPA, P.C.'s registration as a registered public accountant.

On July 9, 2010, the Board of Directors of the Company approved the engagement of new auditors, UHY LLP, of Sterling Heights, Michigan to be the Company's independent registered public accountant. At the time, no audit committee existed, other than the members of the Board of Directors.

The action to engage new auditors was approved by the Board of Directors. At the time of this action no audit committee existed, other than the members of the Board of Directors.

In connection with audit of fiscal years ended December 31, 2009 and 2008 and the cumulative period of January 1, 2010 through March 31, 2010 and through the date of termination of the accountants, no disagreements exist with the former independent registered public accountant on any matter of accounting principles or practices, financial statement disclosure, internal control assessment, or auditing scope of procedure, which disagreements if not resolved to the satisfaction of the former accountant would have caused them to make reference in connection with their report to the subject of the disagreement(s).

The Independent Auditor Report by Larry O'Donnell, CPA, PC for the fiscal years ended December 31, 2009 and 2008, contained an opinion which included a paragraph discussing uncertainties related to continuation of the Company as a going concern.

ITEM 9A. CONTROLS AND PROCEDURES
--------------------------------

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

As required by SEC Rule 15d-15(b), our Chief Executive Officer and Chief Financial Officer for the year ended December 31, 2010, carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our internal controls over financial reporting are ineffective in timely alerting them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

We have identified certain material weaknesses in internal control over financial reporting relating to a shortage of accounting and reporting personnel due to limited financial resources and the size of our Company, as detailed below:

(1) The Company currently does not have, but is in the process of developing formally documented accounting policies and procedures, which includes establishing a well-defined process for financial reporting. In January of 2011, we have hired an outside consultant to assist us with the financial reporting function. After documentation of our accounting policies and procedures takes place, we plan to focus on performing and documenting tests of our internal controls on an ongoing basis throughout the year.

(2) Management has identified the need to perform account reconciliations on a monthly and quarterly basis to ensure that misstatements are prevented and detected on a timely basis. We believe these reconciliations are critical to ensuring the accuracy of our financial reporting.

(3) Due to the limited size of our accounting department, we currently lack the resources to handle complex accounting transaction. We believe this deficiency could lead to errors in the presentation and disclosure of financial information in our annual, quarterly, and other filings.

(4) As is the case with many companies of similar size, we currently a lack of segregation of duties in the accounting department. Until our operations expand and additional cash flow is generated from operations, a complete segregation of duties within our accounting function will not be possible.

Considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations and the fact that we have been a small business with limited employees, such items caused a weakness in internal controls involving the areas disclosed above.

After January 1, 2011, the Company engaged a certified public accountant to ensure that our financial statements and disclosures are prepared in accordance with accounting principles generally accepted in the United States of America. Due to financial restraints, the Company has not taken any other action to resolve such weaknesses.

We have concluded that our internal controls over financial reporting were ineffective as of December 31, 2010, due to the existence of the material weaknesses noted above that we have yet to fully remediate.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to permanent rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

There was no change in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION
---------------------------

Not applicable.

                                    PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
----------------------------------------------------------------

The following table sets forth information as to persons who currently serve as Gulfstar's directors or executive officers, including their ages as of December 31, 2010.


            Name                       Age                      Position                      Term
---------------------------- ------------------------- ---------------------------- -------------------------
Robert McCann                           50             President, CEO, Chairman              Annual
                                                       and Director

Stephen Warner                          71             Chief   Financial   Officer           Annual
                                                       Secretary and Director

Jason Sharp                             38             Vice President and Director           Annual

                                                       Manager of Gulfstar, LLC

W. Edward Nichols                       68             Director                              Annual

William Young                           62             Director                              Annual


Gulfstar officers are elected by the board of directors at the first meeting after each annual meeting of Gulfstar shareholders and hold office until their successors are duly elected and qualified under Gulfstar's bylaws.

The directors named above will serve until the next annual meeting of Gulfstar's stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors absent any employment agreement. There is no arrangement or understanding between the directors and officers of Gulfstar and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

Biographical Information

Robert McCann, President, Chief Executive Officer and Director

Mr. McCann, age 50, earned his Bachelor of Science degree in Finance from Wagner College in 1981. From 1981 through 1984, he worked with the investment banking firm of Donaldson, Lufkin and Jenrette. In 1984 Mr. McCann moved into the Public Finance sector serving as the Treasurer for the City of West Palm Beach. During his tenure there until in 1986, he was instrumental in raising funds for the city in sewer, water, parking General Obligation Bonds, while managing a fixed income portfolio and acting as the custodian of the retirement funds for the firefighters, police, and general employees pension funds. Returning back to the private sector in 1991, Mr. McCann assisted in raising in funds for private and public companies, often working with them in multiple areas such as mergers and acquisitions and capital restructuring as the Managing Partner at Continuum Capital Partners, Inc. until 2003. Mr. McCann founded Maxim TEP in January 2004, where he has served as Founder and Vice Chairman and the largest shareholder. Maxim has raised funding for both oil and gas assets and pipeline infrastructure. Maxim has subsequently merged with Conquest Petroleum, a public corporation. Mr. McCann was appointed the President, CEO and Director of the Company on May 5, 2010.

Stephen J. Warner, Chief Financial Officer, Secretary and Director

Mr. Warner, age 71, was a co-founder of Crossbow Ventures a venture capital management company in West Palm Beach, Florida. Steve served as President, Chief Executive Officer, and co-founder of Merrill Lynch Venture Capital, Inc. In addition, Steve served on the internal investment committees for the selection of venture capital, leveraged buyout, research and development, real estate, oil & gas and equipment leasing investments for Merrill Lynch executives. Steve has also served as a U.S. Government consultant to evaluate the American Enterprise Funds, established by the U.S. Congress to promote the development of free enterprise and entrepreneurship in Eastern Europe. For the past five years, Mr. Warner has served on Boards of Directors for both public and private companies. Those public companies include Rock Energy Resources, Dyadic International and AOI Medical. Private boards have included Chairman of Maxim TEP, Search Transport Industries Inc. and UCT Coatings Inc. Mr. Warner received a Bachelor of Science degree from Massachusetts Institute of Technology (MIT) and an MBA from the Wharton School of Business, University of Pennsylvania. Mr. Warner was appointed an officer and director of the Company on May 5, 2010.

Jason Sharp, Vice President, Chairman and Director

Jason Sharp, age 38, holds a Masters degree in Statistics from the University of Tennessee and a Masters degree in Business Administration from Mississippi State University. Jason has served as Chief Financial Officer for Gulfstar Energy Group, a start-up project where Jason helped develop the business plan and all financial budgets and projections for a natural gas pipeline gathering system in Butler County, KY. Jason completed one-off financial analysis on the project, created a private placement vehicle for raising start-up capital, created and reviewed key gas purchase and sales contracts, while serving on the board of this natural gas Company.

For the period of 2001 to 2005 he worked as a Professor in the Business Department at Mississippi State University, Meridian, Mississippi Campus where he specialized in business planning and forecasting. Jason also recently served as Vice President - Chief Management Accountant with Indymac Bank, Pasadena, California, where he was responsible for financial control of over 65% of expenses for this 10,000 employee financial services Company.

Mr. Sharp was appointed an officer and director of the Company on June 24, 2010.

William F. Young, Director

William Young, age 62, served four years in the U.S. Navy 1968-72, and spent 12 Years in Transportation Management with Roadway Express 1972-1983. For the past 27 Years he has been a Wholesale Oil Distributor and is currently the President of Georgia Energy and Engineering Incorporated which concentrates on wholesale lubricants, gasoline, jet fuel, diesel and propane. Mr. Young was appointed a director of the Company on June 24, 2010. Mr. Young has been appointed to the Company's audit committee.

W. Edward Nichols:   Director

Mr. Nichols, age 68, is currently a practicing attorney with Nichols & Nichols in Denver, Colorado. He is authorized to practice in the states of Colorado and Kansas, the United States Federal Courts, and Supreme Court of the United
States. He is also Managing Director of Nichols & Company LLC, a management consulting firm and has worked as a private investment banker and consultant with venture capital companies in the U.S. and Europe. Mr. Nichols grew up in the oil patch and has owned and operated gas processing plants in Kansas and Wyoming. He has also co-owned and operated oil drilling, production and gas gathering companies in Kansas.

Mr. Nichols served as the Chief Executive Officer and President of the Company from August 11, 2004 through May 5, 2010. He has served as a director of the Company since 2004. Mr. Nichols has been appointed to the Company's audit committee.

Key Employee

Timothy Sharp, President and Manager of Gulfstar LLC

Mr. Timothy Sharp is the founder of Gulfstar LLC and he manages the day to day operations of the wells and the pipeline.

Tim, age 57, has over 25 years in the petroleum business. He received a B.A. from the University of Minnesota in Business Administration. Tim has been involved in the implementation of numerous gas transportation lines including Allen County Gas, Burkesville Gas Company, Cajun Gas Co-op, Cumberland Valley Gas, G-Go Oil and Gas, and SETCO. Tim also serves as president of Indian Gold, LLC and operating manager and director of Magnolia Lake Estates, both of which are real estate development companies in Mississippi.

Committees of the Board of Directors

Gulfstar is managed under the direction of its board of directors.

Executive Committee

The Company does not have a separate executive committee. The Board as a whole functions as the Executive Committee for Gulfstar.

Audit Committee

The Company's Board of Directors, in December 2010, appointed Messrs. Nichols and Young to serve as the Company's Audit Committee. At the time of this filing, the Audit Committee does not have a charter and does not have a member that is a financial expert.

Previous "Blank Check" or "Shell" Company Involvement

Management of Gulfstar has not been involved in prior private "blank-check" or "shell" companies.

Conflicts of Interest - General.
-------------------------------

Our directors and officers are, or may become, in their individual capacities, officers, directors, controlling shareholder and/or partners of other entities engaged in a variety of businesses. Thus, there exist potential conflicts of interest including, among other things, time, efforts and corporation opportunity, involved in participation with such other business entities. While each officer and director of our business is engaged in business activities outside of our business, the amount of time they devote to our business will be up to approximately 40 hours per week.

Conflicts of Interest - Corporate Opportunities
-----------------------------------------------

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

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

The following table sets forth the compensation paid to officers and board members during the fiscal years ended December 31, 2010 and 2009. The table sets forth this information for Gulfstar, including salary, bonus, and certain other compensation to the Board members and named executive officers for the past two fiscal years and includes all Board Members and Officers as of December 31, 2010.



                      SUMMARY EXECUTIVES COMPENSATION TABLE

                                                                 Non-equity   Non-qualified
                                                                  incentive     deferred
                                               Stock    Option      plan      compensation   All other
                              Salary   Bonus   awards   awards   compensation   earnings     compensation  Total
Name & Position      Year      ($)      ($)      ($)    ($)          ($)           ($)          ($)         ($)

Robert McCann,        2010    81,879     0        0        0          0             0            0        81,879
President & CEO (1)   2009      0        0        0        0          0             0            0           0

Stephen J. Warner,    2010    36,000     0        0        0          0             0            0        36,000
CFO (2)               2009      0        0        0        0          0             0            0           0

James Sharp, Vice     2010   107,000     0        0        0          0             0            0        107,000
President (3)         2009      0        0        0        0          0             0            0           0

Timothy Sharp,
President of
Gulfstar Energy       2010  260,781      0        0        0          0             0            0       260,781
Group, LLC (4)        2009      0        0        0        0          0             0            0           0

Edward Nichols (5)    2010      0        0     49,000      0          0             0            0        49,000
                      2009      0        0     12,500      0          0             0            0        12,500

Herbert Sears (6)     2010      0        0     46,000      0          0             0            0        46,000
                      2009      0        0      5,000      0          0             0            0         5,000

Ronald Bleckiki,      2010      0        0        0        0          0             0            0           0
Vice President (7)    2009      0        0     15,000      0          0             0            0        15,000


(1) Mr. McCann was appointed the President and Chief Executive Officer on May 5, 2010. During the year ended December 31, 2010, Mr. McCann was not paid his salary rather it has been accrued until such time the Company has adequate cash reserves to pay his salary. During the year ended December 31, 2010, Safe Harbor Equity Partners, LLC, of which Mr. McCann, the Company's CEO is an affiliate of, was issued 729,310 shares of restricted common stock for services.

(2) Mr. Warner was appointed the Chief Financial Officer on May 5, 2010. During the year ended December 31, 2010, Mr. McCann was not paid his salary rather it has been accrued until such time the Company has adequate cash reserves to pay his salary.

(3) Mr. James Sharp was appointed Vice President on June 24, 2010. Mr. Sharp compensated through the Company's subsidiary, Gulfstar LLC.

(4) Mr. Timothy Sharp is the President of Gulfstar LLC. During the year ended December 31, 2010, Mr. Timothy Sharp received a salary of $260,781 from GulfStar LLC.

(5) Mr. Nichols resigned as the President and Chief Executive Officer on May 5, 2010. During the year ended December 31, 2010, Mr. Nichols was issued a total of 157,500 shares of restricted common stock for his services, as an officer and director. During the year ended December 31, 2009, Mr. Nichols was issued 31,250 shares of its common stock for services. The shares of common stock were valued based upon the price that the Company sells its commons stock and the value of the shares it issued in connection with its recent acquisitions.

(6) Mr. Sears resigned as the Company's Chief Financial Officer on May 5, 2010. During the year ended December 31, 2010, Mr. Sears was issued 57,500 shares for his services as an officer and director. During the year ended December 31, 2009, Mr. Sears was issued 12,500 shares of common stock in exchange for services. The shares of common stock were valued based upon the price that the Company sells its commons stock and the value of the shares it issued in connection with its recent acquisitions.

(7) Mr. Bleckiki served as the Company's Vice-President from March 1, 2009 through December 1, 2009. During the year ended December 31, 2009, the Company issued Mr. Bleckicki 37,500 shares of its restricted common stock in return for services. The shares of common stock were valued based upon the price that the Company was selling it common stock at the time.

Employment Agreements and Termination of Employment and Change-In-Control Arrangements

Effective July 1, 2010, Mr. Robert McCann is employed under a 2 year contract at $120,000 per year, plus participation in Employee Stock Option Plans and any Bonus Plans. His salary will increase to $264,000 after the completion of at least $2,000,000 in financing.

Effective July 1, 2010, Mr. Stephen Warner is employed under a 2 year contract at $72,000 per year, plus participation in Employee Stock Option Plans and any Bonus Plans. His salary will increase to $120,000 per year after the completion of at least $2,000,000 in financing

Effective July 1, 2010, Mr. Jason Sharp is employed under a 2 year contract at $180,000 per year, plus participation in Employee Stock Option Plans and any Bonus Plans. His salary will increase to $216,000 per year after the completion of at least $2,000,000 in financing.

Effective July 1, 2010, Mr. Timothy Sharp is employed under a 2 year contract at $300,000 per year, plus participation in Employee Stock Option Plans and any Bonus Plans for the 60% Subsidiary Gulfstar Energy Group LLC. His salary will increase to $360,000 per year after the completion at least $2,000,000 in financing.

The Employment Agreements provided for termination by Gulfstar for cause upon 30 days written notice with cause being defined as:

(i) Conviction of a felony, a crime or moral turpitude or commission of an act of embezzlement or fraud against the Company;

(ii) Deliberate dishonesty of the Executive resulting in damages to the Company;

(iii) Dereliction of duty, misfeasance or malfeasance; and

(iv) Any breach of Executive of the agreement or any other agreement between the Executive and the Company.

The employment agreements provide for the executive to terminate for Good reason. The Executive must give written notice to the Company of his intent to terminate for Good Reason and offer the Company 30 days in which to resolve the circumstances giving rise to the notice. If such event or circumstances shall remain unremedied, the Executive may then terminate his employment for Good Reason by further written notice effective immediately. Good Reason is defined as: the breach by the Company of any material provision of this Agreement or the failure of the Company, its directors or officers while acting on behalf of the Company, to comply with all applicable laws and government rules and regulations.

The Company has no pension, health, annuity, bonus, insurance, stock options, profit sharing or similar benefit plans; however, the Company may adopt such plans in the future. There are presently no personal benefits available for directors, officers, or employees of the Company.

Compensation Committee Interlocks and Insider Participation

The Gulfstar board of directors in its entirety acts as the compensation committee for Gulfstar.


                              Director Compensation

The following table sets forth certain information concerning compensation paid to our directors for services as directors, but not including compensation for services as officers reported in the "Summary Executives Compensation Table" during the year ended December 31, 2010:



                          Fees                                 Non-equity    Non-qualified
                          earned                               incentive        deferred
          Name            or paid                                 plan        compensation      All other
                           in cash   Stock       Option       compensation      earnings      compensation      Total
                             ($)     awards ($)  awards ($)       ($)             ($)              ($)           ($)
------------------------- ---------- ----------- ----------- --------------- --------------- ---------------- -----------

Robert McCann (1)           $ -0-      $ -0-       $ -0-         $ -0-           $ -0-          $ 81,879       $81,879

Stephen Warner (2)          $ -0-      $ -0-       $ -0-         $ -0-           $ -0-          $ 36,000       $36,000

Jason Sharp (3)             $ -0-      $ -0-       $ -0-         $ -0-           $ -0-          $107,000       $107,000

William Young (4)           $ -0-      $ -0-       $ -0-         $ -0-           $ -0-            $ -0-         $ -0-

W. Edward  Nichols (5)      $ -0-      $ -0-       $ -0-         $ -0-           $ -0-          $ 49,000       $49,000

Herbert T. Sears(6)         $ -0-      $ -0-       $ -0-         $ -0-           $ -0-          $ 46,000       $ 46,000



(1) Mr. McCann was appointed a director and Chief Executive Officer on May 5, 2010. During the year ended December 31, 2010, Mr. McCann was not paid his salary for his services as an officer of the Company rather it has been accrued until such time the Company has adequate cash reserves to pay his salary.During the year ended December 31, 2010, Safe Harbor Equity Partners, LLC, of which Mr. McCann , the Company's CEO is an affiliate of, was issued 729,310 shares of restricted common stock for services.
(2) Mr. Warner was appointed a director the Chief Financial Officer on May 5, 2010. During the year ended December 31, 2010, Mr. Warner was not paid his salary for his services as an officer of the Company rather it has been accrued until such time the Company has adequate cash reserves to pay his salary.
(3) Mr. James Sharp was appointed Vice President and a director on June 24, 2010. Mr. Sharp receives compensation for his services as an officer through the Company's subsidiary Gulfstar LLC.
(4)      Mr. Young was appointed a director of the Company on May 5, 2010.
(5) Mr. Nichols resigned as the President and Chief Executive Officer on May 5, 2010. During the year ended December 31, 2010, Mr. Nichols was issued a total of 157,500 shares of restricted common stock for his services, as an officer and director. The shares of common stock were valued based upon the price that the Company sells its commons stock and the value of the shares it issued in connection with its recent acquisitions.
(6) Mr. Sears resigned as the Company's Chief Financial Officer and a director of the Company on May 5, 2010. During the year ended December 31, 2010, Mr. Sears was issued 57,500 shares for his services as an officer and director. The shares of common stock were valued based upon the price that the Company sells its commons stock and the value of the shares it issued in connection with its recent acquisitions.

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



ITEM 12.  SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS AND  MANAGEMENT AND
--------------------------------------------------------------------------------
RELATED STOCKHOLDER MATTERS.
---------------------------


The following table sets forth information with respect to the beneficial ownership of the Company's outstanding common stock by:

o each person who is known by the Company to be the beneficial owner of five percent (5%) or more of Gulfstar's common stock;

o the Company's chief executive officer, its other executive officers, and each director as identified in the "Management-- Executive Compensation" section; and

o    all of the Company's directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock and options, warrants and convertible securities that are currently exercisable or convertible within 60 days of the date of this document into shares of the Company's common stock are deemed to be outstanding and to be beneficially owned by the person holding the options, warrants or convertible securities for the purpose of computing the percentage ownership of the person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

The information below is based on the number of shares of Company's common stock that Gulfstar believes was beneficially owned by each person or entity as of December 31, 2010.



 Title of Class     Name and Address of Beneficial       Amount and      Percent of Class(1)
                                Owner                     Nature of
                                                      Beneficial Owner
----------------- ----------------------------------- ------------------ ---------------------
 Common shares    Jason Sharp, Vice President                 2,000,000         11.77%
                  and Director

 Common shares    Timothy Sharp, CEO of Gulfstar LLC          9,659,659         56.87%

 Common shares    Robert McCann, CEO and Director (2)         1,718,750         10.11%

 Common shares    Stephen Warner, CFO and Director(3)           750,000         4.41%

 Common shares    W. Edward Nichols Director (3)                283,574         1.66%

                  William F. Young,                                   0           0%
 Common shares    Director
                                                      ------------------ ---------------------
                  All Officers and Directors as a
                  group (5 individuals)                       4,752,324         27.97%



(1) Based on 16,985,086 shares of common stock issued and outstanding on December 31, 2010.

(2) Mr. McCann holds 1,525,000 shares directly and 193,750 shares beneficially through the Robert McCann Trust.

(3) Mr. Warner holds 750,000 shares beneficially through the Warner Lakeside Trust.

(4) Mr. Nichols owns 269,002 shares of common stock directly, 2,200 shares of common stock jointly with his wife and 12,372 shares indirectly though his wife

     Rule 13d-3 under the Securities Exchange Act of 1934 governs the determination of beneficial ownership of securities. That rule provides that a beneficial owner of a security includes any person who directly or indirectly has or shares voting power and/or investment power with respect to such security. Rule 13d-3 also provides that a beneficial owner of a security includes any person who has the right to acquire beneficial ownership of such security within sixty days, including through the exercise of any option, warrant or conversion of a security. Any securities not outstanding which are subject to such options, warrants or conversion privileges are deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person. Those securities are not deemed to be outstanding for the purpose of computing the percentage of the class owned by any other person. Included in this table are only those derivative securities with exercise prices that Gulfstar believes have a reasonable likelihood of being "in the money" within the next sixty days.

                      EQUITY COMPENSATION PLAN INFORMATION

The Company has not established an equity compensation plan or Incentive Stock Option Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

During the year ended December 31, 2010, the Company entered into Employment Agreements with Messrs. McCann, Warner and Sharp officers and directors of the Company. In addition, the Company has entered into an Employment Agreement with Mr. Timothy Sharp, a majority shareholder in the Company. These agreements are described in detail under "Executive Compensation."

During the years ended December 31, 2010 and December 31, 2009, the following officers and directors received stock as part of the acquisitions of Talon and Gulfstar LLC:

           Name                        Number of Shares
---------------------------- ----- --------------------------
Robert McCann                              1,943,750
Stephen Warner                               750,000
Jason Sharp                                2,000,000
Timothy Sharp                              9,659,659

As part of the acquisition of Talon, Safe Harbor Equity Partners, LLC, of which Mr. McCann, the Company's CEO is an affiliate of, was issued 729,310 shares of the Company's common stock for services.

During the year ended December 31, 2010, Barren River Partners LLC, an affiliate of Mr. Timothy Sharp, a greater than 5% shareholder of the Company and a member-manager of Gulfstar LLC advanced Gulfstar LLC funds of $335,078. Such funds are due by December 31, 2011.


During the year ended December 31, 2010, the Company made issuance of its common stock for the services and debt to the following:


                Name                           Number of Shares                  Reason
------------------------------------- ---- ------------------------- --- ------------------------
Edward Nichols,
Director and Former Officer                         10,000                   Debt of $6,649
Edward Nichols,
Director and Former Officer                        157,500                  $49,000 Services
Herbert Sears,                                      10,000                   Debt of $6,649
Herbert Sears                                       57,500                  $46,000 Services


During the year ended December 31, 2009, the Company made issuance of its common stock as follows:


                   Name                          Number of Shares              $ Value of Shares
                   ----                          ----------------              -----------------
W. Edward Nichols,
Director and Former Officer                           31,250                        $12,500
Herbert T. Sears,
Former Officer and Director                           12,500                        $5,000
Ron Blekicki,
Former Officer and Director                           37,500                        $15,000


ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
-----------------------------------------------

UHY LLP is our current independent registered public accounting firm. UHY LLP personnel work under the direct control of UHY LLP partners and are leased from wholly-owned subsidiaries of UHY Advisors, Inc. in an alternative practice structure.

We were billed by UHY LLP $120,980 and $0 during the years ended December 31, 2010 and 2009, respectively, for professional services, which include fees associated with the annual audit of the consolidated financial statements and review of our quarterly reports on Form 10-Q and other SEC filings. UHY LLP's fees include audit work for Gulfstar LLC the years ended December 31, 2009 and 2008, prior to the reverse recapitalization.



                                                               Year Ended December 31,
                                                        2010                             2009
                                            -----------------------------     ----------------------------
Audit Fees                                            $38,760                             $0

Audit-related Fees                                    $68,690                             $0


Tax Fees                                              $0                             $0

All Other Fees                                        $13,530                             $0

                                            -----------------------------     ----------------------------
Total Fees                                            $120,980                            $0

Audit Committee Pre-Approval Policy and Permissible Non-Audit Services of Independent Public Accounting Firm

Our Audit Committee pre-approves all audit and permissible non-audit services provided by our independent registered public accounting firm. These services may include audit services, audit-related services, tax services, and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The engagement of our independent registered public accounting firm was approved by our Board of Directors, functioning as our Audit Committee, prior to the start of providing quarterly and annual services related to the year ended December 31, 2010.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
-------------------------------------------------

The following is a complete list of exhibits filed as part of this Form 10K. Exhibit number corresponds to the numbers in the Exhibit table of Item 601 of Regulation S-K.


(a)      Audited financial statements for years ended December 31, 2010 and 2009


(b)               Exhibit No.                                   Description
                  -----------                                   -----------

                 2.1            Revised and Amended Share Purchase and Exchange Agreement by and between
                                Bedrock Energy, Inc. and Talon Energy Corporation (1)

                 2.2            Acquisition Agreement, dated as of June 23,2010, by and among Gulfstar
                                Energy Corporation and Gulfstar Energy Group, LLC on behalf of certain investment holders (10

                 2.3            Share Exchange Agreement, dated June 23, 2010 by and between Gulfstar Energy
                                Corporation, Jason Sharp and Timothy Sharp and Gulfstar Energy, LLC (1)

                 2.4            Assignment of Interest in Gulfstar Energy Group, LLC Consent of Manager,

                 3.3(ii)        Operating Agreement of Gulfstar Energy Group, LLC (1)

                 10.1           Employment Agreement - Robert McCann, dated June 23, 2010 (1)

                 10.2           Employment Agreement - Stephen J. Warner, dated June 23, 2010 (1)

                 10.3           Employment Agreement - Jason Sharp, dated June 23, 2010 (1)

                 31.1           Certification of Chief Executive Officer pursuant to Section 302 of the
                                Sarbanes-Oxley Act (2)

                 31.2           Certification of Chief Financial Officer pursuant to Section 302 of the
                                Sarbanes-Oxley Act (2)

                 32.1           Certification of Principal Executive Officer pursuant to Section 906 of the
                                Sarbanes-Oxley Act (2)

                 32.2           Certification of Principal Financial Officer pursuant to Section 906 of the
                                Sarbanes-Oxley Act (2)

(1) Incorporated by reference from the exhibits to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 5, 2010.

(2)  Filed Herewith.

         UHY LLP
Certified Public Accountants
12900 Hall Road, Suite 510
Sterling Heights, MI 48313-1153

Telephone  586-254-8141
Fax  586-254-9406
Web  www.uhy-us.com


         REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To The Board of Directors and
Shareholders of Gulfstar Energy Corporation

We have audited the accompanying consolidated balance sheets of Gulfstar Energy Corporation and Subsidiaries as of December 31, 2010 and 2009 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidation financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gulfstar Energy Corporation and Subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As described in Note 3 to the consolidated financial statements, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company's recurring losses from operations, accumulated deficit and working capital deficit raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 3 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ UHY LLP
Sterling Heights, Michigan
April 22, 2011


                           GULFSTAR ENERGY CORPORATION AND SUBSIDIARIES
                                  (FORMERLY BEDROCK ENERGY, INC)
                               (A Company in the Development Stage)
                                    CONSOLIDATED BALANCE SHEETS
                                                                                      December 31,
                                                                       -------------------------------------
                                                                               2010                 2009
ASSETS
                                                                       ---------------      ----------------

Cash and cash equivalents                                           $           65,799  $           705,622
Accounts receivable:
   Pipeline receivable                                                          11,446                    -
   Joint interest operations                                                    22,207                    -
Prepaids and other assets                                                       33,660                    -
Note receivable                                                                      -               10,000
                                                                       ---------------      ----------------
   Total current assets                                                        133,112              715,622
                                                                       ---------------      ----------------
Property and equipment
   Non oil and gas properties                                                  180,954              106,904
   Pipeline                                                                  4,119,885            3,531,961
   Oil and gas properties                                                      287,024                    -
Accumulated depreciation                                                      (183,549)             (28,773)
                                                                       ---------------      ----------------
   Net property and equipment                                                4,404,314            3,610,092
                                                                       ---------------      ----------------
Note receivable, related party                                                       -               82,325
Goodwill                                                                       368,369                    -
Intangible assets                                                              170,874              169,374
                                                                       ---------------      ----------------
  Total other assets                                                           539,243              251,699
                                                                       ---------------      ----------------
   Total assets                                                     $        5,076,669  $         4,577,413
                                                                       ================     ================

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                    $          936,418  $           842,149
Litigation settlement payable                                                   15,000               70,000
Oil and gas proceeds due to others                                              33,477                    -
Deposits                                                                             -              503,224
Loan payable, related party                                                    335,078                    -
Accrued liabilities                                                            488,380               30,655
                                                                       ---------------      ----------------
   Total current liabilities                                                 1,808,353            1,446,028
                                                                       ---------------      ----------------
Commitments and Contingencies

STOCKHOLDERS' EQUITY
Preferred shares, no par value, 100,000,000 shares authorized;
    no shares issued and outstanding                                                 -                    -
Common shares, $0.001 par value, 200,000,000 shares authorized;
    16,985,086 and 11,659,659 shares issued and outstanding
    at December 31, 2010 and December 31, 2009, respectively                    16,985               11,660
Additional paid-in capital                                                   6,296,861            6,180,126
Accumulated deficit                                                         (4,332,703)          (3,060,401)
                                                                       ---------------      ----------------
     Stockholders' equity before non-controlling interest                    1,981,143            3,131,385
Non-controlling interest                                                     1,287,173                    -
                                                                       ---------------      ----------------
   Total stockholders' equity                                                3,268,316            3,131,385
                                                                       ---------------      ----------------
   Total liabilities and stockholders' equity                       $        5,076,669  $         4,577,413
                                                                       ================     ================

The accompanying notes are an integral part of the consolidated financial statements.


                          GULFSTAR ENERGY CORPORATION AND SUBSIDIARIES
                                 (FORMERLY BEDROCK ENERGY, INC)
                              (A Company in the Development Stage)
                              CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                                  Period from
                                                                                                                 May 19, 2006
                                                                  Years Ended December 31,                   (Inception) through
                                                        -----------------------------------------------
                                                                2010                      2009                 December 31, 2010
                                                        ---------------------      --------------------     ------------------------

Net revenues                                        $                101,277   $                     -  $                   101,277
Cost of revenues                                                      36,842                         -                       36,842
                                                        ---------------------      --------------------     ------------------------

Gross profit                                                          64,435                         -                       64,435
                                                        ---------------------      --------------------     ------------------------

Operating expenses:
 General and administrative expenses                               1,919,775                   596,198                    4,755,747
                                                        ---------------------      --------------------     ------------------------
             Total operating expenses                              1,919,775                   596,198                    4,755,747
                                                        ---------------------      --------------------     ------------------------

Loss from operations                                              (1,855,340)                 (596,198)                  (4,691,312)
                                                        ---------------------      --------------------     ------------------------

Other income (expense)
 Interest income                                                       3,926                       764                        5,347
 Interest expense                                                       (279)                        -                         (279)
 Other income                                                        230,132                     9,784                      243,260
 Other expense                                                             -                  (170,000)                    (238,978)
                                                        ---------------------      --------------------     ------------------------
           Total other income (expense)                              233,779                  (159,452)                       9,350
                                                        ---------------------      --------------------     ------------------------

Loss before income taxes                                          (1,621,561)                 (755,650)                  (4,681,962)
Income taxes                                                               -                         -                            -
                                                        ---------------------      --------------------     ------------------------

Net loss                                                          (1,621,561)                 (755,650)                  (4,681,962)
Less: net loss attributable to the
 non-controlling interest                                            349,259                         -                      349,259
                                                        ---------------------      --------------------     ------------------------

Net loss attributable to
 Common Stockholders                                $             (1,272,302)  $              (755,650) $                (4,332,703)
                                                        =====================      ====================     ========================

Basic and diluted net loss
 per common share                                   $                  (0.09)  $                 (0.06)
                                                        =====================      ====================

Weighted average number of
 common shares outstanding                                        14,244,250                11,659,659
                                                        =====================      ====================

The accompanying notes are an integral part of the consolidated financial statements.


                                  GULFSTAR ENERGY CORPORATION AND SUBSIDIARIES
                                         (FORMERLY BEDROCK ENERGY, INC)
                                      (A Company in the Development Stage)
                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                Preferred Shares        Common Shares      Additional                  Total Gulfstar    Non-con-     Total Share
                 No Par Value        $.001 Par Value        Paid-in       Accumulated   Shareholders'    trolling        holders'
              Shares       Amount    Shares      Amount      Capital        Deficit        Equity         Interest        Equity
                --------------------------------------------------------------------------------------------------------------------

BALANCES,
   January
     1, 2009        -  $     -  $ 11,659,659  $    11,660       3,357,222  $(2,304,751) $  1,064,131  $         -  $    1,064,131
   Issuance of
     shares         -        -                                  2,914,540            -     2,914,540            -       2,914,540
   Redemption
     of shares      -        -             -            -         (91,636)           -       (91,636)           -         (91,636)
   Net loss         -        -             -            -               -     (755,650)     (755,650)           -        (755,650)
                ------   ------   -----------  -----------  --------------  -----------  ------------  -----------  --------------
BALANCES,
   December
   31, 2009         -        -    11,659,659       11,660       6,180,126   (3,060,401)    3,131,385            -       3,131,385
   Issuance of
    shares
    relating to
    acquisition
    of Talon
    Energy
    Corporation     -        -     3,509,530        3,509         101,776            -       105,285            -         105,285
  Recapitaliza-
    tion of
    shares          -        -     1,511,563        1,512          20,686            -        22,198            -          22,198
  Non-controll-
    ing
    interest
    relating to
    acquisition
    of Gulfstar
    Energy
    Group LLC       -        -             -            -      (1,444,281)           -    (1,444,281)   1,444,281               -
   Issuance of
    shares, net
    of costs        -        -       304,334          304         445,110            -       445,414            -         445,414
   Members cash
    contribu-
    tions,
    net of
    costs           -        -             -            -         879,250            -       879,250            -         879,250
   Non-cash
    members'
    contribu-
    tions           -        -             -            -         306,345            -       306,345            -         306,345
   Adjustment
    to non-
    controlling
    interest
    due to
    subsidiary
    equity
    changes         -        -             -            -        (192,151)           -      (192,151)     192,151               -
   Net loss         -        -             -            -               -   (1,272,302)   (1,272,302)    (349,259)     (1,621,561)
                ------   ------   -----------  -----------  --------------  -----------  ------------  -----------  --------------
BALANCES,
 December
 31, 2010           -      $ -    16,985,086     $ 16,985     $ 6,296,861  $(4,332,703)  $ 1,981,143   $1,287,173     $ 3,268,316
                ======   ======   ===========  ===========  ==============  ===========  ============  ===========  ==============

The accompanying notes are an integral part of the consolidated financial statements.


                          GULFSTAR ENERGY CORPORATION AND SUBSIDIARIES
                                 (FORMERLY BEDROCK ENERGY, INC)
                              (A Company in the Development Stage)
                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                                 Period From
                                                                                                                 May 19, 2006
                                                                         Years Ended December 31,            (Inception) through
                                                                  ----------------------------------------
                                                                         2010                 2009            December 31, 2010
                                                                  -------------------   ------------------  ----------------------

OPERATING ACTIVITIES

Net loss attributable to common stockholders                    $         (1,272,302) $          (755,650) $           (4,332,703)
Adjustments to reconcile net loss to net cash
 flows provided by (used in) operating activities:
  Non-controlling interest                                                  (349,259)                   -                (349,259)
  Conversion of related party note receivable to compensation                 82,325                    -                  82,325
  Non-cash issuance of equity for services                                   331,565                    -                 331,565
  Depreciation                                                               154,776               15,295                 183,549
  Changes in:                                                                                                                   -
    Accounts receivable                                                      (33,653)                   -                 (33,653)
    Prepaids and other assets                                                (33,660)                   -                 (33,660)
    Accounts payable and accrued liabilities                                 209,215              797,120               1,082,019
    Litigation settlement payable                                            (55,000)              70,000                  15,000
    Oil and gas proceeds due to others                                        33,477                                       33,477
    Deposits                                                                (503,224)             263,688                       -
                                                                  -------------------   ------------------  ----------------------

Net cash provided by (used in) operating activities                       (1,435,740)             390,453              (3,021,340)
                                                                  -------------------   ------------------  ----------------------

INVESTING ACTIVITIES
Expenditures for non oil & gas property and equipment                        (74,050)             (49,774)               (180,954)
Expenditures for oil and gas properties                                     (287,024)                   -                (287,024)
Expenditures for pipeline                                                   (587,924)          (2,916,368)             (4,119,885)
Acquisition of Talon Energy Corporation, cash acquired                        76,977                    -                  76,977
Expenditures for intangible assets                                            (1,500)            (114,342)               (170,874)
Issuance of related party note receivable                                          -                    -                 (82,325)
Net activity under note receivable                                            10,000              (10,000)                      -
                                                                  -------------------   ------------------  ----------------------

Net cash used in investing activities                                       (863,521)          (3,090,484)             (4,764,085)
                                                                  -------------------   ------------------  ----------------------

FINANCING ACTIVITIES
Issuance of shares and member contributions                                1,324,360            2,914,540               7,657,782
Redemption of shares                                                               -              (91,636)               (141,636)
Proceeds from related party loan payable                                     335,078                    -                 335,078
                                                                  -------------------   ------------------  ----------------------

Net cash provided by financing activities                                  1,659,438            2,822,904               7,851,224
                                                                  -------------------   ------------------  ----------------------

NET CHANGE IN CASH                                                          (639,823)             122,873                  65,799

CASH, Beginning                                                              705,622              582,749                       -
                                                                  -------------------   ------------------  ----------------------

CASH, Ending                                                    $             65,799  $           705,622  $               65,799
                                                                  ===================   ==================  ======================

The accompanying notes are an integral part of the consolidated financial statements.

                  GULFSTAR ENERGY CORPORATION AND SUBSIDIARIES
                         (Formerly Bedrock Energy, Inc.)
                      (A Company in the Development Stage)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Organization

Bedrock Energy, Inc. was incorporated in Colorado on August 11, 2004 and on May 5, 2010 its name was changed to Gulfstar Energy Corporation ("Company").

On May 5, 2010, the Company entered into a Share Exchange Agreement with Talon Energy Corporation ("Talon"). Talon is a Florida company engaged in management activities in the oil and gas industry. On June 24, 2010, the Share Exchange Agreement with Talon was replaced by a similar Revised and Amended Share Acquisition Agreement between Talon and the Company and in conjunction with a June 24, 2010 Share Exchange Agreement between the Company and Gulfstar Energy Group, LLC ("Gulfstar LLC"), a privately held Mississippi Limited Liability Company, for 58.3% of the outstanding equity interests of Gulfstar LLC, and an Acquisition Agreement between the Company and Gulfstar LLC to acquire the remaining 41.7% of the outstanding equity interests of Gulfstar LLC. The Revised and Amended Share Acquisition Agreement and Share Exchange Agreement were both effective as of June 30, 2010.

The Revised and Amended Share Acquisition Agreement with Talon provided for the Company to issue 3,509,530 restricted shares of its common stock to the shareholders of Talon in exchange for the issued and outstanding shares of Talon. After the exchange of such shares the Company owned 100% of the issued and outstanding shares of Talon.

The Share Exchange Agreement between the Company and Gulfstar LLC provided for Jason Sharp and Timothy Sharp, officers and members of Gulfstar LLC, to exchange their 58.3% of Gulfstar LLC outstanding equity interests for 11,659,659 restricted shares of common stock of the Company.

The Gulfstar LLC exchange was accounted for as a reverse recapitalization in which Gulfstar LLC was determined to be the acquirer for accounting purposes.

The June 24, 2010 Acquisition Agreement between the Company and Gulfstar LLC provides for the acquisition of the remaining outstanding equity interests of Gulfstar LLC, but requires the effectiveness of a Registration Statement filed with the Securities and Exchange Commission to register the remaining shares of common stock offered by the Company to the individual equity interest holders of Gulfstar LLC. Therefore, as of December 31, 2010, the remaining 41.6% equity interests of Gulfstar LLC have not been acquired by the Company.

Gulfstar LLC built and currently operates a 16-mile natural gas pipeline supply system in Western Kentucky for the transportation of natural gas and provides management services for the operation of 20 wells in Kentucky of which it holds overriding royalty interest of approximately 12.5%and holds mineral rights on approximately 9,000 acres of leased land. The pipeline has become the main operation of the Company while the Company continues to manage the existing oil and gas wells. Geographically, the Company is focused on oil and non-conventional shale gas in the Illinois Basin of Western Kentucky while its strategy is to concentrate on lower risk profile income producing oil and gas assets that have sizable developmental drilling potential with multiple pay zones. The Company intends to enhance its Pipeline development efforts with private producers of constrained and shut-in natural gas assets in Western Kentucky. As such, the Company will provide producers in its area with a turnkey solution to move existing production towards liquidity.

Principles of Consolidation

The accompanying consolidated balance sheet as of December 31, 2009 and the consolidated statement of operations and cash flows for the year ended December 31, 2009 and for the period from (inception) May 19, 2006 through June 30, 2010 include only the accounts of Gulfstar LLC. The accompanying balance sheet as of December 31, 2010 and the consolidated statement of operations and cash flows for the period beginning July 1, 2010 (date of acquisition) through December 31, 2010 include the accounts of Gulfstar Energy Corporation, Gulfstar LLC and Talon. All significant inter-company balances and transactions have been eliminated during consolidation.

Reclassification

Certain amounts previously reported have been reclassified in connection with the reverse recapitalization and to conform to current presentation.

Development Stage

The Company, through its subsidiaries, is currently focusing on the operation of its pipeline system and management of existing oil and gas wells. Significant additional efforts, and funding, neither of which is assured, are required for the Company to achieve its intended normalized operating level. Substantially all of the Company's efforts are devoted to the establishment of sufficient resources and revenue producing assets in order to achieve its overall operational goals. Though planned principal operations have commenced, no significant revenue has been realized from the Company's to-date activities. The consolidated statements of operations are shown inclusive of all cumulative revenue and expense activity since the inception date of the Company, May 19, 2006, while the Company is in the development stage.

Non-controlling Interest

The non-controlling interest is related to Gulfstar LLC, which is consolidated, but not wholly owned by the Company. At December 31, 2010, the Company owned 58.4% of the equity interest of Gulfstar LLC and therefore, the non-controlling interest of 41.6% was $1,287,171.

Income Taxes

Gulfstar LLC is a limited liability company, which is not a tax paying entity for Federal income tax purposes. Its pro rata shares of income, losses and tax credits is passed through to its members and reported by its members on their individual income tax returns. Thus, since the consolidated statement of operations for the year ended December 31, 2009 and for the period January 1, 2010 through June 30, 2010 include the accounts of Gulfstar LLC, only no provision for federal income taxes or for deferred taxes has been determined for these periods. Therefore, the Company has determined only for the period July 1, 2010 through December 31, 2010 any provision for income taxes or deferred taxes and this determination has been based upon the accounts of Gulfstar Energy Corporation and Talon including the pro rata loss of Gulfstar LLC passed through and reportable by Gulfstar Energy Corporation.

The Company accounts for income taxes under the liability method as prescribed by ASC authoritative guidance. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted rates expected to be in effect during the year in which the basis difference reverses. The realizability of deferred tax assets are evaluated quarterly and a valuation allowance is provided if it is more likely than not that the deferred tax assets will not give rise to future benefits in the Company's income tax returns. The primary timing differences between financial and tax reporting arise from federal net operating loss carryforwards, amortization of start up costs, and accrual to cash conversions that is used for income tax purposes.

The Company assessed the likelihood of utilization of the deferred tax assets, in light of recent and expected continuing losses. As a result of this review, the deferred tax asset of $758,227 has been fully reserved at December 31, 2010. As of December 31, 2010, the Company had net operating loss carryforwards for income tax and financial reporting purposes of approximately $1,132,511 expiring in the years 2019 through 2030.

The Company has adopted ASC guidance regarding accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the financial statements and applies to all income tax positions. Each income tax position is assessed using a two step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. At December 31, 2010 there were no uncertain tax positions that required accrual.

None of the Company's federal or state income tax returns are currently under examination by the Internal Revenue Service or state authorities. However calendar years 2007 and later remain subject to examination by the Internal Revenue Service and respective states.

Business Combinations

The Company accounts for acquisitions in accordance with guidance found in ASC 805, Business Combinations. The guidance, effective January 1, 2009, requires consideration given, including contingent consideration, assets acquired and liabilities assumed to be valued at their fair market values at the acquisition date. The guidance further provides that: (1) in-process research and development will be recorded at fair value as an indefinite-lived intangible assets; (2) acquisition costs will generally be expensed as incurred, (3) restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and (4) changes in deferred tax asset valuations and income tax uncertainties after the acquisition date generally will affect income tax expense.

ASC 805 requires that any excess of purchase price over fair value of assets acquired, including identifiable intangibles and liabilities assumed be recognized as goodwill. In accordance with ASC 805, any excess off fair value of acquired net assets, including identifiable intangible assets, over the acquisition consideration results in a bargain purchase gain. Prior to recording a gain, the acquiring entity must reassess whether all acquired assets and assumed liabilities have been identified and recognized and perform re-measurements to verify that the consideration paid, assets acquired and liabilities assumed have been properly valued.

Loss Per Share

Loss per share requires presentation of both basic and diluted loss per common share. Common share equivalents, if used, would consist of any options, warrants and contingent shares, and would not be included in the weighted average calculation since their effect would be anti-dilutive due to the net losses. As of December 31, 2010 and 2009, the Company had outstanding no options, warrants or contingent shares.

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

Concentration of Credit Risk

The Company, from time to time during the periods covered by these consolidated financial statements, may have bank balances in excess of its insured limits. Management has deemed this a normal business risk.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all cash and highly liquid investments with initial maturities of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable are stated at their cost less any allowance for doubtful accounts. The allowance for doubtful accounts is based on the management's assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there is deterioration in a major customer's creditworthiness or if actual defaults are higher than the historical experience, the management's estimates of the recoverability of amounts due to the Company could be adversely affected. Based on the management's assessment, there is no reserves recorded as of December 31, 2010.

Revenue Recognition

The Company recognizes revenue from its Pipeline activities upon shipment of the gas to its customers. Royalty revenue is recognized from the Company's well-management activities in the period of delivery.

Property and Equipment

The Company follows the full cost method of accounting for oil and natural gas operations. Under this method all productive and nonproductive costs incurred in connection with the acquisition, exploration, and development of oil and natural gas reserves are capitalized. No gains or losses are recognized upon the sale or other disposition of oil and natural gas properties except in transactions that would significantly alter the relationship between capitalized costs and proved reserves. The costs of unevaluated oil and natural gas properties are excluded from the amortizable base until the time that either proven reserves are found or it has been determined that such properties are impaired. As properties become evaluated, the related costs transfer to proved oil and natural gas properties using full cost accounting. None of the capitalized costs in the amount of $276,533 were included in the amortization base as of December 31, 2010 nor did the Company expense any capitalized costs during the years ended December 31, 2010 and 2009. The Company does not have significant oil and gas producing activities as of December 31, 2010 and its oil and gas properties are still in the drilling phase and have not been evaluated.

Management capitalizes additions to property and equipment including its pipeline. Expenditures for repairs and maintenance are charged to expense. Property and equipment are carried at cost. Adjustment of the asset and the related accumulated depreciation accounts are made for property and equipment retirements and disposals, with the resulting gain or loss included in the consolidated statements of operations.

The Company has capitalized internal costs of approximately $25,800 and $10,500 for the years ended December 31, 2010 and 2009 respectively. Such capitalized costs include benefits of individuals directly involved in the Company's construction of its pipeline based on the percentage of their time devoted to such activities.

In accordance with authoritative guidance on accounting for the impairment of disposal of long-lived assets, as set forth in Topic 360 of the ASC, the Company assesses the recoverability of the carrying value of its non-oil and gas long-lived assets when events occur that indicate an impairment in value may exist. An impairment loss is indicated if the sum of the expected undiscounted future net cash flows is less than the carrying amount of the assets. If this occurs, an impairment loss is recognized for the amount by which the carrying amount of the assets exceeds the estimated fair value of the asset. No events occurred during the years ended December 31, 2010 and 2009 that would be indicative of possible impairment.

Goodwill

In accordance with generally accepted accounting principles, goodwill cannot be amortized, however, it must be tested annually for impairment. This impairment test is calculated at the reporting unit level. The goodwill impairment test has two steps. The first identifies potential impairments by comparing the fair value of a reporting unit with its book value, including goodwill. If the fair value of the reporting unit exceeds the carrying amount, goodwill is not impaired and the second step is not necessary. If the carrying value exceeds the fair value, the second step calculates the possible impairment loss by comparing the implied fair value of goodwill with the carrying amount. If the implied goodwill is less than the carrying amount, a write-down is recorded. Management tests goodwill each year for impairment, or when facts or circumstances indicate impairment has occurred. No facts or circumstances were noted during the year ended December 31, 2010, which would be indicative of possible impairment.

Intangible Assets

Intangible assets consist of right of way deposits, which are contracts allowing the Company to install pipeline on private land. The rights exist indefinitely and therefore, no amortization has been recorded. Management evaluates the assets for impairment whenever events or circumstances indicate a possible impairment.

Significant Customer

The Company's pipeline construction was finished during the first half of 2010 and is currently delivering natural gas to one manufacturing customer located in Kentucky.

Depreciation

For financial reporting purposes, depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of assets at acquisition. For income tax reporting purposes, depreciation of property and equipment is computed using the straight-line and accelerated methods over the estimated useful lives of assets at acquisition.

Other Comprehensive Income

The Company has no material components of other comprehensive income (loss) and accordingly, net loss is equal to comprehensive loss in all periods.

Share-Based Compensation

The Company accounts for share-based payment accruals under authoritative guidance on stock compensation as set forth in Topic 718 of the Codification. The guidance requires all share-based payments to employees, including grants of employee stock option, to be recognized in the financial statements based on their fair values.

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)", which amends the consolidation guidance applicable to variable interest entities, later codified under ASC 810. It replaces the quantitative-based risks and rewards calculation for determining whether an enterprise is the primary beneficiary in a variable interest entity with an approach that is primarily qualitative and requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. This standard also requires additional disclosures about an enterprise's involvement in variable interest entities. This standard is effective for us in our interim and annual reporting periods beginning on and after January 1, 2010. Earlier application is prohibited. Adoption of this guidance did not have a significant impact on the determination or reporting of our financial results.

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The adoption did not have a material impact on the Company's Consolidated Financial Statements.

In January 2010, the FASB issued ASU 2010-06, "Improving Disclosures about Fair Value Measurements". This update requires additional disclosure within the roll forward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, the update requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Levels 2 and 3. The new disclosure requirements are effective for interim and annual periods beginning after 15 December 2009, except for the disclosure of purchases, sales, issuances and settlements of Level 3 measurements. Those disclosures are effective for fiscal years beginning after 15 December 2010. As ASU 2010-06 only requires enhanced disclosures, the Company does not expect that the adoption of this update will have a material effect on its financial statements.

In February 2010, the FASB issued Accounting Standards Update 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-09 removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The FASB also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. The FASB believes these amendments remove potential conflicts with the SEC's literature. In addition, the amendments in the ASU requires an entity that is a conduit bond obligor for conduit debt securities that are traded in a public market to evaluate subsequent events through the date of issuance of its financial statements and must disclose such date. All of the amendments in the ASU were effective upon issuance (February 24, 2010) except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The guidance, except for that related to conduit debt obligations, has been adopted and did not have a material impact on the Company's Consolidated Financial Statements.

In December 2010, the FASB issued ASU 2010-28, Intangibles--Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts ("ASU 2010-28"). ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires the company to perform Step 2 if it is more likely than not that a goodwill impairment may exist. ASU 2010-28 is effective for fiscal years and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The Company will adopt these standards on January 1, 2011 and is currently assessing the impact on its condensed consolidated financial statements. Under the guidance any impairment recorded upon adoption is recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption.

In December 2010, the FASB issued ASU No. 2010-29,  Business Combinations (Topic
805)--Disclosure of Supplementary Pro Forma Information for Business Combinations ("ASU 2010-29"). This standard update clarifies that, when presenting comparative financial statements, SEC registrants should disclose revenue and earnings of the combined entity as though the current period business combinations had occurred as of the beginning of the comparable prior annual reporting period only. The update also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for material (either on an individual or aggregate basis) business combinations entered into in fiscal years beginning on or after December 15, 2010 with early adoption permitted. ASU 2010-29 is therefore effective for acquisitions made after January 1, 2011. We expect that ASU 2010-29 may impact our disclosures for any future business combinations, but the effect will depend on acquisitions that may be made in the future.

Subsequent Events

The Company evaluates events and transactions after the balance sheet date but before the financial statements are filed with the U.S. Securities and Exchange Commission.

NOTE 2 - SIGNIFICANT ACQUISITIONS

Effective June 30, 2010, the Company acquired 100% of the issued and outstanding stock of Talon. Talon provides management services in the oil and gas industry and the ability to obtain capital. As a result of the acquisition, the Company has been able to use this management experience as well as the ability to obtain capital for the acquisitions and development of oil and gas properties. The acquisition was accounted for using the purchase method in accordance with guidance provided in Topic 805 of the Codification.

The following table presents the allocation of the purchase price to the assets acquired and liabilities assumed, based on their fair values at June 30, 2010:





                  Purchase price

                  Accrued liabilities in excess of cash                    $263,083
                    3,509,530 shares of the Company common
                      Stock valued at $.03 per share                       $105,286
                                                                           --------

                  Total consideration                                                        $368,369
                                                                                             ========

                  Allocation of purchase price
                    Goodwill                                               $368,369
                                                                           --------

                  Net assets acquired                                                        $368,369
                                                                                             ========

Goodwill associated with the above transaction is not amortizable for tax purposes.

Subsequent to June 30, 2010, Talon had no revenues or expenses. Gulfstar had no revenues but incurred expenses totaling $400,629, which are included in the consolidated statement of operations for the year ended December 31, 2010. The unaudited pro forma condensed combined results of operations are presented below as though the acquisitions of Talon and Gulfstar LLC (reverse recapitalization) occurred on January 1, 2009.

                                                            Revenue    Net Loss


     Year ended December 31, 2010 - as reported            $101,277   $1,272,302

     Year ended December 31, 2010 - pro forma              $101,277   $1,556,960

     Year ended December 31, 2009 - as reported            $      0   $  755,560

     Year ended December 31, 2009 - pro forma              $      0   $  891,380


NOTE 3 - GOING CONCERN AND MANAGEMENTS' PLAN

As shown in the accompanying consolidated financial statements, the Company has recognized a net loss of $1,272,302 for the year ended December 31, 2010 and reported an accumulated deficit of $4,332,703. At December 31, 2010, the Company had total current assets of $133,112 and total current liabilities of $1,808,353 for a working capital deficient of $1,675,241.

To the extent the Company's operations are not sufficient to fund the Company's capital requirements; the Company will attempt to enter into a revolving loan agreement with a financial institution or attempt to raise capital through the sale of additional capital stock or through the issuance of debt. At the present time, the Company does not have a revolving loan agreement with any financial institution nor can the Company provide assurance that it will be able to enter into any such agreement in the future or be able to raise funds through the further issuance of debt or equity in the Company.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, however, the above conditions raise substantial doubt about the Company's ability to do so. The Consolidated financial statements do not include any adjustment to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 4 - RELATED PARTY TRANSACTIONS

Note Receivable

At December 31, 2009, the Company was owed $82,325 from an officer. The note was non-interest bearing, unsecured and due no later than two years after the completion of the pipeline, which was completed during the second quarter of 2010. During second quarter of 2010 and prior to the acquisition of Gulfstar LLC, the note receivable was written-off as compensation expense.

Oil and Gas Proceeds due to Others

As described in Note 6, the Company owed oil and gas proceeds to working interest owners of $33,477 and $0 as of December 31, 2009, respectively.

Deposits

As described in Note 6, the Company had deposits in excess of expenses related to drilling joint ventures of $0 and $503,224 as of December 31, 2010 and 2009 respectively.

Note Payable

During the year ended December 31, 2010, the Company borrowed a total of $335,078 from an affiliate of a member-manager of Gulfstar LLC and a greater than 5% shareholder of the Company and in exchange issued an unsecured promissory note dated November 30, 2010 that is due in full on or before December 31, 2011. Interest is accrued at the rate of one percent (1.0%) per annum. As of December 31, 2010, the Company owes $335,078 on the promissory note. Accrued interest of $279 is included in accrued liabilities on the consolidated balance as of December 31, 2010.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:


                                                    December 31, 2010          December 31, 2009
                                                    -----------------          -----------------
Pipeline                                                  $   4,119,885             $3,531,961
Oil and Gas Properties (in process)                             287,024                      -
Office Equipment                                                 27,014                 12,964
Vehicles                                                        103,940                 93,940
                                                              ---------               --------
Land
    Total Property & Equipment                                4,587,863              3,638,865
Less Accumulated Depreciation                                 (183,549)               (28,773)
                                                              ---------               --------
     Net Property & Equipment                     $           4,404,314             $3,610,092
                                                  =====================             ==========

Depreciation expense was $154,776 and $15,295, respectively, for the years ended December 31, 2010 and 2009.

NOTE 6 - DRILLING VENTURES

The Company holds overriding royalty interests in various wells in Kentucky. The Company syndicated the financing of these wells through offering a 100% working interest in the wells in exchange for contribution of funds to drill the wells. As part of the transaction, the Company retained approximately 12.5% overriding royalty interests in the wells and also agreed to provide management services on behalf of the working interest owners in the wells. This income from the wells earned by the Company is reported as royalty income and reflected in Note 9 - Information on business segments.

As part of the management services provided, the Company collects the royalties generated from the wells on behalf of the working interest owners and pays the various costs and expenses incurred on behalf of the wells. The Company records no costs or expenses relative to these wells on its consolidated statements of operations. The excess of the royalties collected by the Company on behalf of the working interest owners were recorded as oil and gas proceeds due to others on the consolidated balance sheets of the Company. At December 31, 2010 and 2009, the Company owed oil and gas proceeds to working interest owners in the amount of $33,477 and $0, respectively.

Also, as part of the management services provided, the Company collected the contributions from the working interest owners to drill the wells and paid the various costs and expenses incurred on behalf of the wells. The Company recorded no costs or expenses relative to these wells on its consolidated statements of operations. The excess of the contributions collected from the working interest owners over and above the costs or expenses incurred on behalf of these wells were reported as deposits on the consolidated balance sheets of the Company. At December 31, 2010 and 2009, the Company had deposits due to the working interest owners in the amounts of $0 and $503,224, respectively.

NOTE 7- LITIGATION SETTLEMENT PAYMENT

In March 2010, the Company settled certain environmental litigation, which was in process at December 31, 2009. As a result of the settlement, the Company was required to pay $70,000 during the year ended December 31, 2010. This amount was paid by the Company during the second quarter of 2010, in addition to $100,000, which was paid during the year ended December 31, 2009. As a result, $170,000 was recorded as other expense in the consolidated statement of operations for the year ended December 31, 2009. Additionally, the Company received $230,000 from a consultant contracted by the Company for services provided related to the environmental litigation. The income from the settlement with the consultant was recognized as other income during the first quarter of 2010 and is included in the consolidated statement of operations for the year ended December 31, 2010.

In February, 2009, the Company received two Notices of Violation from the Commonwealth of Kentucky's Energy and Environment Cabinet ("Cabinet") as a result of the Company's failure to obtain appropriate permits in advance of certain construction activities and for "causing or contributing to the pollution of the waters of the Commonwealth of Kentucky" during 2007. The Company neither admitted to nor denied the alleged violations but accepted civil responsibility for the violations on May 6, 2010. As a result of the settlement of the dispute, the Company agreed to pay a civil penalty of $60,000 to the Commonwealth of Kentucky by way of 12 equal monthly installment payments, beginning in May of 2010. The Company recorded a $60,000 General & Administration Expense during the second quarter of 2010 to recognize the settlement with the Cabinet and as of December 31, 2010, $15,000 of the liability remains unpaid and is accrued.

NOTE 8 - INFORMATION ON BUSINESS SEGMENTS

The Company operates in three business segments: Pipeline, Oil and Gas Property Management, and Exploration and Production.

Pipeline

Gulfstar LLC has built and currently operates a 16-mile nature gas pipeline located in Western Kentucky for the transportation of natural gas. The pipeline operations transport gas to a burner tip processing plant located near Bowling Green, Kentucky where it is sold pursuant to a gas purchase agreement. Pipeline revenue is recognized upon delivery of the gas to its customer. The pipeline has a throughput capacity of 18 Million Cubic Feet per day (MMcf/d). The pipeline is currently not operating at full capacity as it transported an average of 119 Mcf/d of gas during December 31, 2010.

Oil and Gas Property Management

Gulfstar LLC is the manager and operator of 20 wells in Western Kentucky. Gulfstar LLC offers working interests in the properties on behalf of the leaseholders. Using these funds, Gulfstar LLC pays for the costs incurred in drilling, reworking and development of the wells. Gulfstar LLC holds an overriding royalty interest of approximately 12.5% and holds mineral rights on approximately 9,000 acres of leased land. Gulfstar collects revenues on behalf of the working interest holders and distributes each working interest holders' share of revenue when collected. A receivable is recorded for oil and gas revenue when earned and a related payable due to interest holders is recorded net of the 12.5% revenue interest and direct costs due to Gulfstar LLC.

Exploration and Production

During the fourth quarter of 2010, Gulfstar LLC began drilling a horizontal well located in Warren County, Kentucky with total capitalized costs of $287,024 as of December 31,2 010. Gulfstar LLC owns a working interest of 58.4% and a net revenue interest of 43.8% in this well and anticipates completion of this well during the second quarter of 2011. After completion, the well will be connected to the Gulfstar LLC's pipeline for delivery of gas.

In addition, during the year ended December 31, 2010, the Company acquired Talon and $368,369 of the purchase price was allocated to goodwill. The owners and management of Talon have significant experience in oil and gas exploration.

The  following  data is presented for the Company's  three  operating  segments:
Pipeline activities, Royalty Income activities and exploration and production activities.


                                                                 Years Ended December 31,
                                                 ---------------------------------------------------------
                                                           2010                            2009
                                                           ----                            ----
Net Revenues
   Pipeline Activities                                   $86,990                            $0
   Royalty Income Activities                              14,287                             0
   E&P Activities                                              0                             0
                                                 -------------------------        ------------------------
   Total Net Revenues                                    101,277                             0
Operating Income (Loss)
   Pipeline Activities                                  (142,146)                            0
   Royalty Income                                         14,287                             0
   E&P Activities                                              0                             0
   Corporate Expenses                                 (1,919,775)                     (596,198)
                                                 -------------------------        ------------------------
Total Operating Loss                                  (1,651,678)                     (596,198)
                                                 -------------------------        ------------------------
Other Income (Expense)                                   233,779                      (159,452)
                                                 -------------------------        ------------------------
Pre-Tax Loss                                         $(1,621,561)                    $(755,650)
                                                 =========================        ========================





                                                                       December 31,
                                                 ---------------------------------------------------------

                                                           2010                            2009
                                                           ----                            ----
Total Assets
   Pipeline Activities                                  $4,213,513                      $3,903,733
   Royalty Income Activities                                 3,758                         503,224
   E&P Activities                                          706,893                             0
   Corporate                                               152,505                         170,456
                                                         ---------                       ---------
Total Assets                                            $5,076,669                      $4,577,413


NOTE 9 - STOCKHOLDERS' EQUITY

Preferred Shares

The Company is authorized to issue 100,000,000 shares of no par value preferred stock. As of December 31, 2010 and 2009, the Company has no shares issued and outstanding.

Common Shares

The Company is authorized to issue 200,000,000 shares of $.001 voting common stock. At December 31, 2010 there were a total of 16,985,086 shares of common stock issued and outstanding. On May 5, 2010, the Board of Directors of the Company authorized a one share for eight share reverse stock split, effective on May 5, 2010. All share references have been adjusted for the reverse split.


NOTE 10- INCOME TAXES

Information pertaining to the Company's income before income taxes is as follows. Gulfstar LLC is a limited liability company, which is not a tax paying entity for Federal income tax purposes, thus, no provision for federal income taxes or deferred taxes has been determined for the year ended December 31, 2009.






                                                                       Year ended December 31,
                                                                    2010                       2009
                                                            ---------------------       -------------------

Net loss attributable to common stockholders                $1,272,302                     $  -
                                                            =====================       ===================

There is no  provision  (benefit)  for federal  income taxes for the years ended
December 31, 2010 and 2009.

                                                                      Year ended December 31,
                                                                  2010                        2009
                                                          ----------------------       -------------------
      Provision (benefit) for income taxes
             Current                                      $   -                         $  -
             Deferred                                        (758,227)                     -
             Valuation Allowance                              758,227                      -
                                                          ----------------------       -------------------
      Total provision (benefit) for income taxes          $  -                          $  -

                                                          ======================       ===================


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Significant components of the Company's deferred tax assets are as follows:



                                                                      Year ended December 31,
                                                                   2010                      2009
                                                            --------------------       ------------------
      Current:
                  Accounts payable and accruals             $    54,199                 $           -
                  Deferred compensation                         137,912                             -
      Long-term:
                  Net operating loss carryforwards              385,054                             -
                  Amortization and deprecation                  181,062                             -
                                                            --------------------       ------------------
                  Total deferred tax assets                     758,227                             -
                  Valuation Allowance                          (758,227)                            -
                                                            --------------------       ------------------
      Total deferred tax asset net of valuation allowance
                                                            $          -                $           -
                                                            ====================       ==================

The effective tax rate before income taxes varies from the current statutory federal income tax rate as follows:



                                                                      Year ended December 31,
                                                                   2010                      2009
                                                            --------------------       -----------------
            Statutory rate                                                34.00%             -%
            Deferred tax assets from acquisitions                         26.40%             -%
            Valuation allowance from acquisitions                        (26.40)%            -%
            Valuation allowance                                          (34.00)%            -%
                                                            --------------------       -----------------
                     Effective rate                                        0.00%             -%
                                                            ====================       =================

As of December 31, 2010, the Company had net operating loss carryforwards for income tax purposes from Gulfstar Energy Corporation of approximately $1,132,511. Such loss carryforwards expire beginning in 2019 through 2030, if not utilized, and may be subject to certain utilization limitation provided by the Internal Revenue Code.

Under current accounting guidance, the Company reviewed its uncertain tax positions and determined there was no reserve needed.

The Company files federal income tax returns in the United States as well as various state and local tax jurisdictions with varying statutes of limitations. The 2007 through 2010 tax years generally remain subject to examination by federal, and most state tax authorities and no income tax returns are currently under examination by such jurisdictions.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Operating Leases

During April 2009, the Company entered into an agreement with an unrelated third party to lease a building. The lease agreement requires monthly payments of $750 and expires April 2012. Total rent expense under this lease was $9,000 and $6,000 for the years ended December 31, 2010 and 2009.

In addition, the Company leases an office space in Colorado at the rate of $1,499 per month and the lease expires May 2011. Total rent expense under this lease was $2,998 and $0 for the years ended December 31, 2010 and 2009 respectively.

The following is a schedule of minimum future rental payments under the operating leases described above:

            Year Ending December 31,                 Amount
                                                     ------
                      2011                            $16,495
                      2012                              3,000
                                                        -----
                                                      $19,495

Litigation

The Company is involved in legal proceedings and litigation in the ordinary course of business. In the opinion of management, the outcome of such matters will not have a material adverse effect on the Company's financial position or results of operations.

NOTE 12 - LETTER OF INTENT

On October 18, 2010, the Company entered into a Letter of Intent with Timberline Production Company, LLC of Casper, WY to purchase 100% of the working interests in and assets connected to oil and gas leases located in the Greasewood Field in Niobrara County, WY for cash of $75 Million. In conjunction with this transaction, the Company revised its engagement with Maxim Group LLC to provide gross proceeds of up to $100 Million from a proposed private placement of Company equity and/or convertible debt. The precise terms of the private placement will be negotiated between Maxim Group LLC, potential investors and the Company.

NOTE 13 - GULFSTAR LLC CASH DISTRIBUTIONS

The Gulfstar LLC operating agreement provides a priority preference as to any future cash distributions paid by Gulfstar LLC to the owners of its equity interests. As such, fifty percent (50%) of all cash distributions shall be paid first to the non-controlling equity interests until such time they have received in full their capital contributions. After which time, cash distributions shall be paid in proportion to the percentage of all equity interests. As of December 31, 2011. Gulfstar LLC has not repaid any of the non-controlling equity interests capital contributions.


NOTE 14-- SUBSEQUENT EVENTS

During the period January 1, 2011 through March 28, 2011, the Company issued 509,001 shares of its restricted common stock in exchange for cash of $763,501 in order to support operations. The shares were sold at $1.50 per share.

On January 19, 2011, the Company signed a Letter Agreement with Wright Capital Corporation to pursue a proposed financing of up to $90 Million to be used to assist the Company in the proposed purchase of Timberline Production Company's 100% working interest in oil and gas leases and for the further development of the Company's existing pipeline structure in Kentucky. The definitive terms of the proposed transaction are subject to an agreement between Wright Capital Corporation and the Company.


On March 24, 2011, the Company and Gulfstar LLC approved an amendment to the Acquisition Agreement between the Company and Gulfstar LLC relative to the Company's acquisition of the remaining 41.6% of the outstanding equity interests of Gulfstar LLC. As such, the Company has until September 30, 2011 to file a Registration Statement with the Securities and Exchange Commission to register these shares of common stock offered by the Company to the equity interest holders of Gulfstar LLC and until December 31, 2011 for the Registration to become effective.

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           Gulfstar Energy Corporation

Dated: April 22, 2011
                                         By:  /s/ Robert McCann
                                              ----------------------------------
                                                  Robert McCann
                                                  President, Chief Executive
                                                  Officer and Chairman


                                          By:  /s/ Stephen Warner
                                               ---------------------------------
                                                   Stephen Warner
                                                   Chief Financial Officer,
                                                   Secretary and Director



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 22, 2011
                                    Gulfstar Energy Corporation

                                 ----------------------------------



                                      By: /s/ Robert McCann
                                         ---------------------
                                          Robert McCann
                                          President, Chief Executive
                                          Officer and Chairman


                                       By: /s/ Stephen Warner
                                          ------------------
                                          Stephen Warner
                                          Chief Financial Officer,
                                          Secretary and Director


                                       By: /s/ Edward Nichols
                                          ------------------
                                           Edward Nichols, Director


                                       By:/s/ William Young
                                          -----------------
                                          William Young, Director


                                       By:/s/ Jason Sharp
                                          ---------------
                                          Jason Sharp, Vice President
                                          and Director