Form 10-Q/A
period 2010-06-30
GulfStar Energy Corp
filed 2011-05-11
CIK 1434702

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                -----------------

                                    FORM 10Q/A
                                -----------------

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





                                EXPLANATORY NOTE

Gulfstar Energy Company, (the "Company"), is filing this Amendment to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 filed with the Securities and Exchange Commission on October 6, 2010, for the sole purpose of amending the disclosures in the Financial Statements and the Notes to the Financial Statements included in Part I, Item 1 and amending the disclosures in Part I, Item 2 and Part II, Item 2 of this filing.

This Amendment does not reflect events occurring after the Original Filing except as noted above. Except for the foregoing amended information, this Form 10-Q/A continues to speak as of the date of the Original Filing and the Company has not otherwise updated disclosures contained therein or herein to reflect events that occurred at a later date.

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

As part of the Talon transaction, the Company issued 739,310 restricted shares of its common stock for professional fees and closing costs including 729,310 restricted shares of its common stock issued to an affiliate of an officer and director of the Company.

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

Goodwill

Goodwill of $390,548 consists of the assumption by the Company of Talon's negative equity of $263,083 and the purchase of Talon's 3,509,530 common shares valued at $.03 each which totaled $105,286 and issuance of 739,310 common shares for acquisition cost valued at $.03 each which totaled $22,179.

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

Common Shares

The Company is authorized to issue 200,000,000 shares of $.001 voting common stock. As of June 30, 2010 there were a total of 16,550,440 shares of common stock issued and outstanding. On May 5, 2010, the Board of Directors of the Company authorized a one share for eight share reverse stock split, effective on May 5, 2010. All share references have been adjusted for the reverse split.

During the six months ended June 30, 2010, the Company issued 4,248,840 shares of its restricted common stock as part of the acquisition of Talon Energy Corporation.

NOTE 9 - UNAUDITED PRO FORMA CONDENSED CONSOLIDATED FINANCIAL INFORMATION UNDER RULE 8-03(b)(4) OF REGULATION S-X AS TO A BUSINESS COMBINATION -

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

The following provides the pro forma information that reflects revenue, loss from operations, net loss, net loss attributable to the Company and loss per share for the three and six months ended June 30, 2010 and 2009 as though the acquisition and reverse recapitalization occurred at the beginning of the periods:



                   For the Three Months Ended June 30,                                For the Six Months Ended June 30,
              --------------------------------------------------             --------------------------------------------------
                           ------------             ------------                          ------------             ------------
                              2010                     2009                                  2010                     2009
                           ------------             ------------                          ------------             ------------
Revenue                        $ 33,134                      $ -                              $ 37,303                      $ -

Loss from operations         $ (405,569)              $ (173,330)                           $ (599,239)              $ (297,270)

Net loss                     $ (403,581)              $ (173,330)                           $ (365,886)              $ (297,270)

Net loss attributable to the
  Common stockholders        $ (235,288)              $ (101,051)                           $ (213,312)              $ (173,308)

Loss per share                  $ (0.01)                 $ (0.01)                              $ (0.01)                 $ (0.01)


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





                              Gulfstar Energy Corporation
                                  (Registrant)



Dated:  May 11, 2010          By: /s/ Robert McCann
                                     ----------------
                                        Robert McCann, Chief  Executive Officer

                              By: /s/Stephen Warner
                                     --------------
                                Stephen Warner, Chief Financial Officer