Form 10-Q
period 2011-03-31
GulfStar Energy Corp
filed 2011-05-16
CIK 1434702

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                -----------------

                                    FORM 10Q
                                -----------------
(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 2011

 [   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from __________ to ___________

                       Commission file number: 333-151398

                           GULFSTAR ENERGY CORPORATION
                    -----------------------------------------
             (Exact name of registrant as specified in its charter)

         Colorado                                           02-0511381
         --------                                           ----------
 (State of Incorporation)                              (IRS Employer ID Number)

               600 17th Street, Suite 2800, Denver, Colorado 80202
                 -----------------------------------------------
                    (Address of principal executive offices)

                                  303-260-6492
                           --------------------------
                         (Registrant's Telephone number)

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

As of May 12, 2011, there were 17,574,088 shares of the registrant's common stock issued and outstanding.





PART I - FINANCIAL INFORMATION                                                        Page

Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets (Unaudited) - March 31, 2011
                 and December 31, 2010                                                  1

         Condensed Consolidated Statements of Operations (Unaudited) -
                  Three months ended March 31, 2011 and 2010 and
                  From May 19, 2006 (Inception) to March 31, 2011                       2

         Condensed Consolidated  Statements  of Cash  Flows  (Unaudited)  - Three
                  months ended March 31, 2011 and 2010 and
                  From May 19, 2006 (Inception) to March 31, 2011                       3

         Notes to the Unaudited Condensed Consolidated Financial Statements             4

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                             14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk - Not Applicable    19

Item 4. Controls and Procedures                                                         20

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings -Not Applicable                                              21

Item 1A. Risk Factors - Not Applicable                                                  21

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                    21

Item 3.  Defaults Upon Senior Securities                                                21

Item 4.  Removed and Reserved                                                           21

Item 5.  Other Information                                                              21

Item 6.  Exhibits                                                                       22


SIGNATURES                                                                              23



                                     PART I

ITEM 1. FINANCIAL STATEMENTS



                 GULFSTAR ENERGY CORPORATION AND SUBSIDIARIES
                     (A Company in the Development Stage)
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                                                                                       March 31,           December 31,
                                                                                         2011                  2010
                                                                                   ------------------    -----------------
ASSETS

Cash and cash equivalents                                                       $            575,929  $            65,799
Accounts receivable                                                                           31,466               33,653
Prepaids and other assets                                                                     50,604               33,660
                                                                                   ------------------    -----------------
   Total current assets                                                                      657,999              133,112
                                                                                   ------------------    -----------------

Property, plant and equipment, net                                                         4,443,066            4,404,314

Goodwill                                                                                     368,369              368,369
Intangible assets                                                                            170,874              170,874
                                                                                   ------------------    -----------------
  Total other assets                                                                         539,243              539,243
                                                                                   ------------------    -----------------
   Total assets                                                                 $          5,640,308  $         5,076,669
                                                                                   ==================    =================
LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                                $            832,373  $           936,418
Litigation settlement payment                                                                      -               15,000
Oil and gas proceeds due to others                                                            31,587               33,477
Notes payable, related party                                                                 370,289              335,078
Accrued liabilities                                                                          550,652              488,380
                                                                                   ------------------    -----------------
   Total current liabilities                                                               1,784,901            1,808,353
                                                                                   ------------------    -----------------
Commitments and Contingencies

STOCKHOLDERS' EQUITY

Preferred shares, no par value, 100,000,000 shares authorized;
    no shares issued and outstanding                                                               -                    -
Common shares, $0.001 par value, 200,000,000 shares authorized;
    17,574,088 and 16,985,086 shares issued and outstanding
    at March 31, 2011 and December 31, 2010, respectively                                     17,574               16,985
Additional paid in capital                                                                 7,294,073            6,296,863
Accumulated deficit                                                                       (4,750,132)          (4,332,703)
                                                                                   ------------------    -----------------
     Stockholders' equity before non-controlling interest                                  2,561,515            1,981,145

Non-controlling interest                                                                   1,293,892            1,287,171
                                                                                   ------------------    -----------------

   Total stockholders' equity                                                              3,855,407            3,268,316
                                                                                   ------------------    -----------------

   Total liabilities and stockholders' equity                                   $          5,640,308  $         5,076,669
                                                                                   ==================    =================

The accompanying notes are an integral part of these financial statements.




                  GULFSTAR ENERGY CORPORATION AND SUBSIDIARIES
                      (A Company in the Development Stage)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                                            Period from May 19, 2006
                                                                             Three Months Ended March 31,      (Inception) through
                                                                        ---------------------------------   ------------------------
                                                                              2011                  2010             March 31, 2011
                                                                        ------------------    -----------------    -----------------
Net revenues                                                            $       45,692        $       4,169        $        146,969
Cost of sales                                                                    8,431                    -                  45,273
                                                                        ------------------    -----------------    -----------------
Gross profit                                                                    37,261                4,169                 101,696
                                                                        ------------------    -----------------    -----------------
Operating expenses:
 General and administrative expenses                                           552,782              201,632               5,308,529
                                                                        ------------------    -----------------    -----------------
                      Total operating expenses                                 552,782              201,632               5,308,529
                                                                        ------------------    -----------------    -----------------
Loss from operations                                                          (515,521)            (197,463)             (5,206,833)
                                                                        ------------------    -----------------    -----------------
Other income (expense)
Other income                                                                        16              231,365                 248,623
Other expense                                                                     (931)                   -                (240,188)
                                                                        ------------------    -----------------    -----------------
                    Total other income (expense)                                  (915)             231,365                   8,435
                                                                        ------------------    -----------------    -----------------
(Loss) income before income taxes                                             (516,436)              33,902              (5,198,398)
Income taxes                                                                         -                    -                       -
                                                                        ------------------    -----------------    -----------------
Net (loss) income                                                             (516,436)              33,902              (5,198,398)
Less: net loss attributable to the
 non-controlling interest                                                       99,007                    -                 448,266
                                                                        ------------------    -----------------    -----------------
Net (loss) income attributable to
  Gulfstar common stockholders                                          $     (417,429)       $     33,902         $    (4,750,132)
                                                                        ==================    =================    =================
Basic and diluted net loss
 per common share                                                       $        (0.02)       $           -
                                                                        ==================    =================
Weighted average number of
 common shares outstanding                                                  17,361,836           11,659,659
                                                                        ==================    =================

The accompanying notes are an integral part of these financial statements.




                  GULFSTAR ENERGY CORPORATION AND SUBSIDIARIES
                      (A Company in the Development Stage)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                                      Period from
                                                                                                                     May 19, 2006
                                                                                  Three Months Ended March 31,        (Inception)
                                                                            -----------------------------------          through
                                                                               2011                  2010            March 31, 2011
                                                                          ------------------    -----------------    ---------------
OPERATING ACTIVITIES
Net (loss) income attributable to Gulfstar common stockholders           $   (417,429)         $     33,902           $  (4,750,132)
Adjustments to reconcile net (loss) income to net cash
 flows used for operating activities:
  Non-controlling interest                                                     (99,007)                   -                (448,266)
  Non-cash transfer of related party note receivable                                 -                    -                  82,325
  Non-cash issuance (correction) of equity for services                              -                    -                 331,565
  Depreciation                                                                  55,860                4,386                 239,409
  Changes in:
    Account receivable                                                           2,187                    -                 (31,466)
    Prepaids and other assets                                                  (16,944)                   -                 (50,604)
    Accounts payable and accrued liabilities                                   (58,662)            (207,528)              1,071,834
                                                                          ------------------    -----------------    ---------------
Net cash used for operating activities                                        (533,995)            (169,240)             (3,555,335)
                                                                          ------------------    -----------------    ---------------
INVESTING ACTIVITIES
Expenditures for property, plant and equipment (1)                             (19,612)            (458,787)             (4,607,475)
Acquisition of Talon Energy Corporation, cash acquired                               -                    -                  76,977
Expenditures for intangible assets                                                   -                    -                (170,874)
Issuance of related party note receivable                                            -                    -                 (82,325)
                                                                          ------------------    -----------------    ---------------
Net cash used in investing activities                                          (19,612)            (458,787)             (4,783,697)
                                                                          ------------------    -----------------    ---------------
FINANCING ACTIVITIES
Issuance of shares and member contributions (1)                              1,028,526              557,791               8,686,308
Redemption of shares                                                                 -              (19,000)               (141,636)
Proceeds from related party loan payable, net of repayments                     35,211                    -                 370,289
                                                                          ------------------    -----------------    ---------------
Net cash provided by financing activities                                    1,063,737              538,791               8,914,961
                                                                          ------------------    -----------------    ---------------
NET CHANGE IN CASH                                                             510,130              (89,236)                575,929

CASH, Beginning                                                                 65,799              705,622                       -
                                                                          ------------------    -----------------    ---------------
CASH, Ending                                                              $    575,929          $   616,386          $      575,929
                                                                          ==================    =================    ===============

(1) During the 1st quarter of 2011, Gulfstar LLC issued 50,000 shares of member interests in exchange for property and equipment of $75,000. Accordingly, the cash flow statement excludes the impact of this transaction.

The accompanying notes are an integral part of these financial statements.

                  GULFSTAR ENERGY CORPORATION AND SUBSIDIARIES
                      (A Company in the Development Stage)
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2011 and 2010
                                  (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Organization

Bedrock Energy, Inc. was incorporated in Colorado on August 11, 2004 and on May 5, 2010 its name was changed to Gulfstar Energy Corporation ("Gulfstar" or the "Company").

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

The June 24, 2010 Acquisition Agreement between the Company and Gulfstar LLC provides for the acquisition of the remaining outstanding equity interests of Gulfstar LLC, but requires a Registration Statement to be filed with the Securities and Exchange Commission by September 30, 2011 to register these remaining shares of common stock offered by the Company to the individual equity interest holders of Gulfstar LLC. This Registration Statement has until December 31, 2011 to become effective. As of March 31, 2011, these remaining 41.7% equity interests of Gulfstar LLC have not been acquired by the Company.

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

Interim Presentation

In the opinion of the management of the Company, the accompanying unaudited financial statements include all material adjustments, including normal and recurring adjustments, considered necessary to present fairly the financial position and operating results of the Company for the period presented. The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010. It is the Company's opinion that when the interim financial statements are read in conjunction with the December 31, 2010 Annual Report on Form 10-K and its Current Report on Form 10-Q, the disclosures are adequate to make the information presented not misleading. Interim results are not indicative of results for a full year or any future period.

Principles of Consolidation

Gulfstar LLC was determined to be the accounting acquirer in the reverse recapitalization that occurred on June 30, 2010. As a result, all financial information prior to June 30, 2010 will include only the accounts of Gulfstar LLC. Subsequent to June 30, 2010, the accompanying financial information will include the accounts of Gulfstar, its wholly owned subsidiary, Talon, and its majority owned subsidiary, Gulfstar LLC. All significant inter-company balances and transactions have been eliminated during consolidation.

Development Stage

The Company, through its subsidiaries, is currently focusing on the operation of its pipeline system, management of existing oil and gas wells and exploration and production activities. Significant additional efforts, and funding, neither of which is assured, are required for the Company to achieve its intended normalized operating level. Substantially all of the Company's efforts are devoted to the establishment of sufficient resources and revenue producing assets in order to achieve its overall operational goals. Though planned principal operations have commenced, no significant revenue has been realized from the Company's to-date activities. The consolidated statements of operations are shown inclusive of all cumulative revenue and expense activity since the inception date of the Company, May 19, 2006, while the Company is in the development stage.

Non-Controlling Interest

The non-controlling interest is related to Gulfstar LLC, which is consolidated, but not wholly owned by the Company. At March 31, 2011, the Company owned 58% of the equity interest of Gulfstar LLC and therefore, the non-controlling interest of 42% was $1,293,892. At December 31, 2010, the Company owned 58.4% of the equity interest of Gulfstar LLC and therefore, the non-controlling interest of 41.6% was $1,287,171.

Income Taxes

Gulfstar LLC, a limited liability company, is not a tax paying entity for Federal income tax purposes. Its pro rata share of income, losses and tax credits is passed through to its members and reported by its members on their individual income tax returns. The consolidated statement of operations for the three months ended March 31, 2010 and for the period from May 19, 2006 (inception) through March 31, 2010 include the accounts of Gulfstar LLC only, therefore, no provision for federal income taxes or for deferred taxes has been determined. The Company has determined, for the period June 1, 2010 through December 31, 2010 and for the period January 1, 2011 through March 31, 2011, any provision for income taxes or deferred taxes and this determination has been based upon the accounts of Gulfstar Energy Corporation, Talon and the pro rata loss of Gulfstar LLC passed through and reportable by Gulfstar Energy Corporation.

The Company accounts for income taxes under the liability method as prescribed by ASC authoritative guidance. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted rates expected to be in effect during the year in which the basis difference reverses. The realizability of deferred tax assets are evaluated quarterly and a valuation allowance is provided if it is more likely than not that the deferred tax assets will not give rise to future benefits in the Company's income tax returns. The primary timing differences between financial and tax reporting arise from federal net operating loss carryforwards, amortization of start up costs, and accrued expenses.

The Company assessed the likelihood of utilization of the deferred tax assets, in light of recent and expected continuing losses. As a result of this review, the deferred tax asset of $896,416 and $758,227 has been fully reserved at March 31, 2011 and December 31, 2010, respectively. As of March 31, 2011, the Company had net operating loss carryforwards for income tax and financial reporting purposes of approximately $1,567,080 expiring in the years 2020 through 2031.

The Company has adopted ASC guidance regarding accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the financial statements and applies to all income tax positions. Each income tax position is assessed using a two step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. At March 31, 2011, there were no uncertain tax positions that required accrual.

None of the Company's federal or state income tax returns are currently under examination by the Internal Revenue Service or state authorities. However, calendar years 2007 and later remain subject to examination by the Internal Revenue Service and respective states.

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

Loss Per Share

Loss per share requires presentation of both basic and diluted loss per common share. Common share equivalents, if used, would consist of any options, warrants and contingent shares. Common share equivalents would not be included in the weighted average calculation since their effect would be anti-dilutive due to the net losses. As of March 31, 2011 and December 31, 2010, the Company had outstanding no options, warrants or contingent shares.

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

Accounts Receivable

Accounts receivable are stated at their cost less any allowance for doubtful accounts. The allowance for doubtful accounts is based on the management's assessment of the collectability of specific customer accounts and the aging of the accounts receivable. If there is deterioration in a major customer's creditworthiness or if actual defaults are higher than the historical experience, the management's estimates of the recoverability of amounts due to the Company could be adversely affected. Based on the management's assessment, no reserve is deemed necessary at March 31, 2011 and December 31, 2010.

Revenue Recognition

The Company recognizes revenue from its Pipeline segment upon shipment of the gas to its customers. Royalty revenue is recognized from the Company's oil and gas property management and exploration and production segment in the period of production.

Property and Equipment

The Company follows the full cost method of accounting for oil and natural gas operations. Under this method, all productive and nonproductive costs incurred in connection with the acquisition, exploration, and development of oil and natural gas reserves are capitalized. No gains or losses are recognized upon the sale or other disposition of oil and natural gas properties except in transactions that would significantly alter the relationship between capitalized costs and proved reserves. The costs of unevaluated oil and natural gas properties are excluded from the amortizable base until the time that either proven reserves are found or it has been determined that such properties are impaired. As properties become evaluated, the related costs transfer to proved oil and natural gas properties using full cost accounting. None of the capitalized costs in the amount of $306,996 were included in the amortization base as of March 31, 2011, nor did the Company expense any capitalized costs during the three months ended March 31, 2011 and 2010. The Company does not have significant oil and gas producing activities as of March 31, 2011 and December 31, 2010, and its oil and gas properties are still in the drilling phase and have not been evaluated.

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

In accordance with authoritative guidance on accounting for the impairment of disposal of long-lived assets, as set forth in Topic 360 of the ASC, the Company assesses the recoverability of the carrying value of its non-oil and gas long-lived assets when events occur that indicate an impairment in value may exist. An impairment loss is indicated if the sum of the expected undiscounted future net cash flows is less than the carrying amount of the assets. If this occurs, an impairment loss is recognized for the amount by which the carrying amount of the assets exceeds the estimated fair value of the asset. If this occurs, an impairment loss is recognized for the amount by which the carrying amount of the assets exceeds the estimated fair value of the asset. No events occurred during the three months ended March 31, 2011 and 2010 that would be indicative of possible impairment.

Goodwill

In accordance with generally accepted accounting principles, goodwill cannot be amortized, however, it must be tested annually for impairment. This impairment test is calculated at the reporting unit level. The goodwill impairment test has two steps. The first identifies potential impairments by comparing the fair value of a reporting unit with its book value, including goodwill. If the fair value of the reporting unit exceeds the carrying amount, goodwill is not impaired and the second step is not necessary. If the carrying value exceeds the fair value, the second step calculates the possible impairment loss by comparing the implied fair value of goodwill with the carrying amount. If the implied goodwill is less than the carrying amount, a write-down is recorded. Management tests goodwill each year for impairment, or when facts or circumstances indicate impairment has occurred. No facts or circumstances were noted during the three months ended March 31, 2011, which would be indicative of possible impairment.

Intangible Assets

Intangible assets consist of right of way deposits, which are contracts allowing the Company to install pipeline on private land. The rights exist indefinitely and therefore, no amortization has been recorded. Management evaluates the assets for impairment whenever events or circumstances indicate a possible impairment.

Significant Customer

The Company's pipeline construction was finished during the second quarter of 2010 and is currently delivering natural gas to one manufacturing customer located in Kentucky. Revenue earned from the oil and gas property management segment and exploration and production segment are determined based upon division orders with one purchaser.

Depreciation

For financial reporting purposes, depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of assets at acquisition. For income tax reporting purposes, depreciation of property and equipment is computed using the straight-line and accelerated methods over the estimated useful lives of assets at acquisition.

Recent Accounting Pronouncements

There were accounting standards and interpretations issued during the three months ended March 31, 2011, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

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


NOTE 3 - GOING CONCERN AND MANAGEMENTS' PLAN

As shown in the accompanying consolidated financial statements, the Company has recognized a net loss of $417,429 for the three months ended March 31, 2011 and reported an accumulated deficit of $4,750,132. At March 31, 2011, the Company had total current assets of $657,999 and total current liabilities of $1,784,901 for a working capital deficient of $1,126,902.

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

Oil and Gas Proceeds due to Others

As described in Note 6, the Company owed oil and gas proceeds to working interest owners totaling $31,587 and $33,477 as of March 31, 2011 and December 31, 2010, respectively.

Note Payable

During the three months ended March 31, 2011, the Company borrowed $40,000 from an affiliate of a member-manager of Gulfstar LLC and a greater than 5% shareholder of the Company and in exchange issued an unsecured promissory note dated January 4, 2011 that is due in full on or before December 31, 2011. Interest is accrued at the rate of one percent (1.0%) per annum. As of March 31, 2011, the Company owes $40,000 on the promissory note.

During the year ended December 31, 2010, the Company borrowed a total of $335,078 from an affiliate of a member-manager of Gulfstar LLC and a greater than 5% shareholder of the Company and in exchange issued an unsecured promissory note dated November 30, 2011 that is due in full on or before December 31, 2011. Interest is accrued at the rate of one percent (1.0%) per annum. As of March 31, 2011, the Company owes $330,289 on the promissory note.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:


                                                             March 31,             December 31,
                                                               2011                   2010
                                                               ----                   ----
Pipeline                                                  $   4,194,885             $4,119,885
Oil and Gas Properties (in process)                             306,996                287,024
Office Equipment                                                 26,654                 27,014
Vehicles                                                        103,940                103,940
Land                                                             50,000                 50,000
                                                           ------------             ----------
    Total Property & Equipment                                4,682,475              4,587,863
Less Accumulated Depreciation                                  (239,409)              (183,549)
     Net Property & Equipment                             $   4,443,066             $4,404,314
                                                            ===========             ==========

Depreciation expense was $55,860 and $4,386, respectively, for the three months ended March 31, 2011 and 2010.

NOTE 6 - DRILLING VENTURES

The Company holds overriding royalty interests in various wells in Kentucky. The Company syndicated the financing of these wells through offering a 100% working interest in the wells in exchange for contribution of funds to drill the wells. As part of the transaction, the Company retained approximately 12.5% overriding royalty interests in the wells and also agreed to provide management services on behalf of the working interest owners in the wells. This income from the wells earned by the Company is reported as royalty income as reflected in Note 9 - Information on business segments.

As part of the management services provided, the Company collects the royalties generated from the wells on behalf of the working interest owners and pays the various costs and expenses incurred on behalf of the wells. The Company records no costs or expenses relative to these wells on its consolidated statements of operations. The excess of the royalties collected by the Company on behalf of the working interest owners were recorded as oil and gas proceeds due to others on the consolidated balance sheets of the Company. At March 31, 2011 and December 31, 2010, the Company owed oil and gas proceeds to working interest owners in the amount of $31,587 and $33,477, respectively.

NOTE 7- LITIGATION SETTLEMENT PAYMENT

In March 2010, the Company settled certain environmental litigation. As a result of the settlement, the Company was required to pay $70,000 during the year ended December 31, 2010. This amount was paid by the Company during the second quarter of 2010, in addition to $100,000, which was paid during the year ended December 31, 2009. As a result, $170,000 was recorded as other expense in the consolidated statement of operations for the year ended December 31, 2009. Additionally, the Company received $230,000 from a consultant contracted by the Company for services provided related to the environmental litigation. The income from the settlement with the consultant was recognized as other income during the first quarter of 2010.

In February, 2009, the Company received two Notices of Violation from the Commonwealth of Kentucky's Energy and Environment Cabinet ("Cabinet") as a result of the Company's failure to obtain appropriate permits in advance of certain construction activities and for "causing or contributing to the pollution of the waters of the Commonwealth of Kentucky" during 2007. The Company neither admitted to nor denied the alleged violations but accepted civil responsibility for the violations on May 6, 2010. As a result of the settlement of the dispute, the Company agreed to pay a civil penalty of $60,000 to the Commonwealth of Kentucky by way of 12 equal monthly installment payments, beginning in May of 2010. The Company recorded a $60,000 General & Administration Expense during the second quarter of 2010 to recognize the settlement with the Cabinet and as of March 31, 2011, the liability was paid in full.

NOTE 8 - INFORMATION ON BUSINESS SEGMENTS

The Company operates in three business segments: Pipeline, Oil and Gas Property Management, and Exploration and Production.

Pipeline

Gulfstar LLC has built and currently operates a 16-mile nature gas pipeline located in Western Kentucky for the transportation of natural gas. The pipeline operations transport gas to a burner tip processing plant located near Bowling Green, Kentucky where it is sold pursuant to a gas purchase agreement. Pipeline revenue is recognized upon delivery of the gas to its customer. The pipeline has a throughput capacity of 18 Million Cubic Feet per day (MMcf/d). The pipeline is currently not operating at full capacity as it transported an average of 79 Mcf/d of gas during the three months ended March 31, 2011. The pipeline was not operational as of March 31, 2010.

Oil and Gas Property Management ("O&G Property Mgmt")

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

Exploration and Production ("E&P")

During the fourth quarter of 2010, Gulfstar LLC began drilling a horizontal well located in Warren County, Kentucky with total capitalized costs of $292,636 as of March 31, 2011. Gulfstar LLC owns a working interest of 58.4% and a net revenue interest of 43.8% in this well and anticipates completion of this well during the second quarter of 2011. After completion, the well will be connected to the Gulfstar LLC's pipeline for delivery of gas.

The  following  data is presented for the Company's  three  operating  segments:
Pipeline, O&G Property Mgmt and E&P.



                                                               Three Months Ended March 31,
                                                 ---------------------------------------------------------
                                                           2011                            2010
                                                           ----                            ----
Net Revenues
   Pipeline                                              $17,122                          $   -
   O&G Property Mgmt                                       9,037                           4,169
   E&P                                                    19,533                              -
                                                 -------------------------        ------------------------
   Total Net Revenues                                     45,692                           4,169
Operating Income (Loss)
   Pipeline                                              (68,329)                             -
  O&G Property Mgmt                                        9,037                           4,169
   E&P                                                    19,533                              -
   Corporate                                            (475,762)                       (201,632)
                                                 -------------------------        ------------------------
Total Operating Loss                                    (515,521)                       (197,463)
                                                 -------------------------        ------------------------
Other Income (Expense)                                      (915)                        231,635
                                                 -------------------------        ------------------------
Pre-Tax Loss                                           $(516,436)                        $33,902
                                                 =========================        ========================







                                                      March 31, 2011                 December 31, 2010
                                                      --------------                 -----------------
Total Assets
   Pipeline                                                $4,230,582                          $4,213,513
   O&G Property Mgmt                                           17,712                               3,758
   E&P                                                        726,865                             706,893
   Corporate                                                  665,149                             170,456
                                                      ---------------                --------------------
Total Assets                                          $     5,640,308                          $5,076,669
                                                      ===============                ====================

NOTE 9 - STOCKHOLDERS' EQUITY

Preferred Shares

The Company is authorized to issue 100,000,000 shares of no par value preferred stock. As of March 31, 2011 and December 31, 2010, the Company has no shares issued and outstanding.

Common Shares

The Company is authorized to issue 200,000,000 shares of $.001 voting common stock. At March 31, 2011 and December 31, 2010, there were a total of 17,574,088 and 16,985,086 shares of common stock issued and outstanding, respectively. On May 5, 2010, the Board of Directors of the Company authorized a one share for eight share reverse stock split, effective on May 5, 2010. All share and per share references have been adjusted for the reverse split.

Stock Option Plan

In the first quarter of 2011, the Company adopted the 2011 Stock Option Plan. The maximum number of shares of common stock reserved for issuance under the plan is 3,000,000 shares. The number of shares, however, may be adjusted to reflect certain corporate transactions or changes in our capital structure. All employees of the Company and its subsidiaries, including employees who are officers or members of our board of directors and non-employee members of our board of directors are eligible to participate in the plan. In addition, key advisors who perform services for the Company and its subsidiaries are eligible to participate in the plan. The plan is administered by our board of directors and they have the authority to, among other things, select plan participants, determine the type and amount of awards, determine awards terms, and interpret the plan and any plan awards. During any calendar year, participants are limited in the number of grants they may receive under the plan. In any year, an individual may not receive options for more than 300,000 shares. The plan requires that the exercise price for stock options be equal to or greater than the fair market value of our common stock on the date of the grant. If the option is granted to an employee who, at the time of grant, owns stock possessing more than ten percent of the total combined voting power of all classes of stock of the Company or subsidiary of the Company, the exercise price shall not be less than one-hundred and ten percent of the fair market value of our common stock on the date of the grant. As of March 31, 2011, no shares have been issued in relation to the 2011 Stock Option Plan.

NOTE 10 - AGREEMENTS

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

NOTE 11 - GULFSTAR LLC CASH DISTRIBUTIONS

The Gulfstar LLC operating agreement provides a priority preference as to any future cash distributions paid by Gulfstar LLC to the owners of its equity interests. As such, fifty percent (50%) of all cash distributions shall be paid first to the non-controlling equity interests until such time they have received in full their capital contributions. After which time, cash distributions shall be paid in proportion to the percentage of all equity interests. As of March 31, 2011 and December 31, 2010, Gulfstar LLC has not repaid any of the non-controlling equity interests' capital contributions.

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

 OPERATIONS
 ----------

On January 19, 2011, the Company signed a Letter Agreement with Wright Capital Corporation to pursue a proposed financing of up to $90 Million to be used to assist the Company in the proposed purchase of Timberline Production Company's 100% working interest in and assets connected to oil and gas leases and for the further development of the Company's existing pipeline structure in Kentucky. The definitive terms of the proposed transaction are subject to an agreement between Wright Capital Corporation and the Company. As of March 31, 2011, the Company is in the due diligence stage of acquiring assets as part of its exploration and production segment and anticipates significant revenue from operations will be obtained as a result of this acquisition.

During the second half of 2010, Gulfstar LLC started transporting limited quantities of gas via its pipeline system. In addition to the management and operation of the pipeline, Gulfstar LLC operates as a manager and operator of approximately 20 natural gas wells. Gulfstar LLC holds overriding royalty interests of approximately 12.5% in the wells. Gulfstar LLC has financed these wells through offering a 100% working interest in the wells in exchange for contribution of funds to drill the wells and therefore does not hold any working interest in the wells. As of March 31, 2011, the Company is evaluating various alternatives to increase the flow of natural gas through the pipeline system as the Company considers the current flow of natural gas to be at a minimum, compared to its full capacity.

Therefore, the Company is currently operating at a minimum its pipeline gas gathering system and managing the existing oil and gas wells and its main focus is to be involved in oil and gas exploration and development. The Company intends to leverage its assets to develop energy prospects for its own account or co-venture with other companies, which can benefit from an association with the Company's management.

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

The Company will need substantial additional capital to support its proposed future operations and as such is aggressively seeking this capital, as evidenced by its current arrangement with Wright Capital Corporation. Nonetheless, there are currently minimal revenues and limited committed sources for additional funds as of the date hereof. No representation is made that any funds will be available when needed. In the event funds cannot be raised when needed, the Company may not be able to carry out its business plan, may never achieve projected levels of sales or royalty income, and could fail in business as a result of these uncertainties.

RESULTS OF OPERATIONS
---------------------

For the Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

During the three months ended March 31, 2011, we recognized net revenues of $45,692 with corresponding direct costs of $8,431 for a gross profit of $37,261. During the three months ended March 31, 2010, we recognized revenues of $4,169.

During the three months ended March 31, 2011, we incurred total operating expenses of $552,782 compared to $201,632 during the three months ended March 31, 2010. The increase of $351,150 was a result of increases in general and administrative expenses resulting from both the increased operational activities of the Company as a result of completion of the pipeline during the first half of last year and the Company's expenses related to its compliance with the financial reporting requirements of the SEC. Management of the Company does expect that operational expenses to stable as the Company focuses on its operational activities.

During the three months ended March 31, 2011, we incurred a net loss of $417,429 compared to net income of $33,902 during the three months ended March 31, 2010. The increase in net loss of $451,331 is a result of the increase of $33,092 in revenues offset by the $351,150 increase in general and administrative expenses, the $232,280 increase in other expenses and the $99,007 of net loss attributable to the non-controlling interest.

LIQUIDITY
---------

At March 31, 2011, we had total current assets of $657,999 consisting of $575,929 in cash and cash equivalents, $31,466 in accounts receivable and $50,604 in prepaids and other assets. At June 30, 2010, we had total current liabilities of $1,784,901, consisting of $823,373 in accounts payable, $31,587 in oil and gas proceeds which are due to others, $370,289 in related party notes payable and $550,652 in accrued liabilities. At March 31, 2011, we had a working capital deficit of $1,126,902 and an accumulated deficit of $4,750,132.

During the three months ended March 31, 2011, we used net cash of $533,995 in operational activities. During the three months ended March 31, 2010, we used net cash of $169,240 from operational activities.

During the three months ended March 31, 2011, we recognized a net loss of $417,429, which was adjusted for a non-cash activity of $55,860 and net loss attributable to the non-controlling interest of $99,007. During the three months ended March 31, 2010, we recognized a net income of $33,902, which was adjusted for a non-cash activity of $4,386.

During the three months ended March 31, 2011, the Company used funds of $19,612 in its investing activities. Investing activities included expenditures of $19,612 in oil and gas properties.

During the three months ended March 31, 2010, the Company used $458,787 in its investing activities. Investing activities included expenditures of $458,787 in construction of the pipeline.

During the three months ended March 31, 2011, the Company received $1,063,737 net proceeds from its financing activities. Financing activities included $1,028,526 in issuance of shares and equity contributions and $35,211 in net proceeds from a related party note payable.

During the three months ended March 31, 2010, the Company received $538,791 from its financing activities. Financing activities during the three months ended March 31, 2010, included equity contributions of $557,791 and $19,000 paid in equity redemptions.

During the three months ended March 31, 2011, the Company borrowed $40,000 from an affiliate of a member-manager of Gulfstar LLC and a greater than 5% shareholder of the Company and in exchange issued an unsecured promissory note dated January 4, 2011 that is due in full on or before December 31, 2011. Interest is accrued at the rate of one percent (1.0%) per annum. As of March 31, 2011, the Company owes $40,000 on the promissory note.

During the year ended December 31, 2011, the Company borrowed a total of $335,078 from an affiliate of a member-manager of Gulfstar LLC and a greater than 5% shareholder of the Company and in exchange issued an unsecured promissory note dated November 30, 2011 that is due in full on or before December 31, 2011. Interest is accrued at the rate of one percent (1.0%) per annum. As of March 31, 2011, the Company owes $330,289 on the promissory note.

The Gulfstar LLC operating agreement provides a priority preference as to any future cash distributions paid by Gulfstar LLC to the owners of its equity interests. As such, fifty percent (50%) of all cash distributions shall be paid first to the non-controlling equity interests until such time they have received in full their capital contributions. After which time, cash distributions shall be paid in proportion to the percentage of all equity interests. As of March 31, 2011, Gulfstar LLC has not repaid any of the non-controlling equity interests' capital contributions.

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

Going Concern

As shown in the accompanying consolidated financial statements, the Company has recognized a net loss of $417,429 for the three months ended March 31, 2011 and reported an accumulated deficit of $4,750,132. At March 31, 2011, the Company had total current assets of $657,999 and total current liabilities of $1,784,901 for a working capital deficit of $1,126,902.

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

CRITICAL ACCOUNTING POLICIES

Gulfstar has identified the policies below as critical to its business operations and the understanding of results from operations. The impact and any associated risks related to these policies on the Company's business operations is discussed throughout Management's Discussion and Analysis of Financial Conditions and Results of Operations where such policies affect Gulfstar's reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Financial Statements. Note that Gulfstar's preparation of this document requires Gulfstar to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of Gulfstar's financial statements, and the reported amounts of expenses during the reporting periods. There can be no assurance that actual results will not differ from those estimates.

Principles of Consolidation

Gulfstar LLC was determined to be the accounting acquirer in the reverse recapitalization that occurred on June 30, 2010. As a result, all financial information prior to June 30, 2010 will include only the accounts of Gulfstar LLC. Subsequent to June 30, 2010, the accompanying financial information will include the accounts of Gulfstar, its wholly owned subsidiary, Talon, and its majority owned subsidiary, Gulfstar LLC. All significant inter-company balances and transactions have been eliminated during consolidation.

Revenue Recognition

The Company recognizes revenue from its Pipeline segment upon shipment of the gas to its customers. Royalty revenue is recognized from the Company's oil and gas property management and exploration and production segment in the period of production.

Accounts Receivable

Accounts receivable are stated at their cost less any allowance for doubtful accounts. The allowance for doubtful accounts is based on the management's assessment of the collectability of specific customer accounts and the aging of the accounts receivable. If there is deterioration in a major customer's creditworthiness or if actual defaults are higher than the historical experience, the management's estimates of the recoverability of amounts due to the Company could be adversely affected. Based on the management's assessment, no reserve is deemed necessary at March 31, 2011 and December 31, 2010.

Non-controlling Interest

The non-controlling interest is related to Gulfstar LLC, which is consolidated, but not wholly owned by the Company. At March 31, 2011, the Company owned 58% of the equity interest of Gulfstar LLC and therefore, the non-controlling interest of 42% was $1,293,892. At December 31, 2010, the Company owned 58.4% of the equity interest of Gulfstar LLC and therefore, the non-controlling interest of 41.6% was $1,287,171.

Property and Equipment

The Company follows the full cost method of accounting for oil and natural gas operations. Under this method, all productive and nonproductive costs incurred in connection with the acquisition, exploration, and development of oil and natural gas reserves are capitalized. No gains or losses are recognized upon the sale or other disposition of oil and natural gas properties except in transactions that would significantly alter the relationship between capitalized costs and proved reserves. The costs of unevaluated oil and natural gas properties are excluded from the amortizable base until the time that either proven reserves are found or it has been determined that such properties are impaired. As properties become evaluated, the related costs transfer to proved oil and natural gas properties using full cost accounting. None of the capitalized costs in the amount of $306,996 were included in the amortization base as of March 31, 2011, nor did the Company expense any capitalized costs during the three months ended March 31, 2011 and 2010. The Company does not have significant oil and gas producing activities as of March 31, 2011 and December 31, 2010, and its oil and gas properties are still in the drilling phase and have not been evaluated.

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

In accordance with authoritative guidance on accounting for the impairment of disposal of long-lived assets, as set forth in Topic 360 of the ASC, the Company assesses the recoverability of the carrying value of its non-oil and gas long-lived assets when events occur that indicate an impairment in value may exist. An impairment loss is indicated if the sum of the expected undiscounted future net cash flows is less than the carrying amount of the assets. If this occurs, an impairment loss is recognized for the amount by which the carrying amount of the assets exceeds the estimated fair value of the asset. If this occurs, an impairment loss is recognized for the amount by which the carrying amount of the assets exceeds the estimated fair value of the asset. No events occurred during the three months ended March 31, 2011 and 2010 that would be indicative of possible impairment.

Goodwill

In accordance with generally accepted accounting principles, goodwill cannot be amortized, however, it must be tested annually for impairment. This impairment test is calculated at the reporting unit level. The goodwill impairment test has two steps. The first identifies potential impairments by comparing the fair value of a reporting unit with its book value, including goodwill. If the fair value of the reporting unit exceeds the carrying amount, goodwill is not impaired and the second step is not necessary. If the carrying value exceeds the fair value, the second step calculates the possible impairment loss by comparing the implied fair value of goodwill with the carrying amount. If the implied goodwill is less than the carrying amount, a write-down is recorded. Management tests goodwill each year for impairment, or when facts or circumstances indicate impairment has occurred. No facts or circumstances were noted during the three months ended March 31, 2011, which would be indicative of possible impairment.

Intangible Assets

Intangible assets consist of right of way deposits, which are contracts allowing the Company to install pipeline on private land. The rights exist indefinitely and therefore, no amortization has been recorded. Management evaluates the assets for impairment whenever events or circumstances indicate a possible impairment.

Significant Customer

The Company's pipeline construction was finished during the second quarter of 2010 and is currently delivering natural gas to one manufacturing customer located in Kentucky. Revenue earned from the oil and gas property management segment and exploration and production segment are determined based upon division orders with one purchaser.

Income Taxes

Gulfstar LLC, a limited liability company, is not a tax paying entity for Federal income tax purposes. It's pro rata share of income, losses and tax credits is passed through to its members and reported by its members on their individual income tax returns. The consolidated statement of operations for the three months ended March 31, 2010 and for the period from May 19, 2006 (inception) through March 31, 2010 include the accounts of Gulfstar LLC only, therefore, no provision for federal income taxes or for deferred taxes has been determined. The Company has determined, for the period June 1, 2010 through December 31, 2010 and for the period January 1, 2011 through March 31, 2011, any provision for income taxes or deferred taxes and this determination has been based upon the accounts of Gulfstar Energy Corporation, Talon and the pro rata loss of Gulfstar LLC passed through and reportable by Gulfstar Energy Corporation.

The Company accounts for income taxes under the liability method as prescribed by ASC authoritative guidance. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted rates expected to be in effect during the year in which the basis difference reverses. The realizability of deferred tax assets are evaluated quarterly and a valuation allowance is provided if it is more likely than not that the deferred tax assets will not give rise to future benefits in the Company's income tax returns. The primary timing differences between financial and tax reporting arise from federal net operating loss carryforwards, amortization of start up costs, and accrued expenses.

The Company assessed the likelihood of utilization of the deferred tax assets, in light of recent and expected continuing losses. As a result of this review, the deferred tax asset of $896,416 and $758,227 has been fully reserved at March 31, 2011 and December 31, 2010, respectively. As of March 31, 2011, the Company had net operating loss carryforwards for income tax and financial reporting purposes of approximately $1,567,080 expiring in the years 2020 through 2031.

The Company has adopted ASC guidance regarding accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the financial statements and applies to all income tax positions. Each income tax position is assessed using a two step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. At March 31, 2011, there were no uncertain tax positions that required accrual.

None of the Company's federal or state income tax returns are currently under examination by the Internal Revenue Service or state authorities. However, calendar years 2007 and later remain subject to examination by the Internal Revenue Service and respective states.

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

Recent Accounting Pronouncements

There were accounting standards and interpretations issued during the three months ended March 31, 2011, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.


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

As required by SEC Rule 15d-15(b), our Chief Executive Officer and Chief Financial Officer for the quarter ended March 31, 2011, carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are ineffective in timely alerting them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

We have identified certain material weaknesses in internal control over financial reporting relating to a shortage of accounting and reporting personnel due to limited financial resources and the size of our Company, as detailed below:

1. The Company currently does not have, but is in the process of developing formally documented accounting policies and procedures, which includes establishing a well-defined process for financial reporting. After our documentation of our accounting policies and procedures takes place, we plan to focus on performing and documenting tests of our internal controls on an ongoing basis throughout the year.

2. Due to the limited size of our accounting department, we currently lack the resources to handle complex accounting transactions. We believe this deficiency could lead to errors in the presentation and disclosure of financial information in our annual, quarterly, and other filings.

3. As is the case with many companies of similar size, we currently have a lack of segregation of duties within our accounting department. Until our operations expand and additional cash flow is generated from operations, a complete segregation of duties will not be possible.

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

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                NONE


ITEM 1A.  RISK FACTORS

            Not applicable.

ITEM 2.  UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company made the following unregistered sales of its securities from January 1, 2011 through March 31, 2011.



            DATE OF SALE              TITLE OF SECURITIES   NO. OF SHARES        CONSIDERATION       CLASS OF PURCHASER
            ------------              -------------------   -------------        -------------       ------------------
      January 1, 2011 through
           March 31, 2011                Common Stock          589,002                Cash           Business Associates


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





                                      GULFSTAR ENERGY CORPORATION
                                            (Registrant)



Dated:  May 16, 2011                 By: /s/Robert McCann
                                         ----------------
                                            Robert McCann, Chief
                                            Executive Officer





Dated:  May  __, 2011                 By: /s/Stephen Warner
                                          -----------------
                                             Stephen Warner, Chief
                                             Financial Officer
                                             (Principal Accounting Officer)