Form 10-Q
period 2011-06-30
GulfStar Energy Corp
filed 2011-09-19
CIK 1434702

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                -----------------
                                    FORM 10Q
                                -----------------
(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2011

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

As of September 9, 2011, there were 11,324,479 shares of the registrant's common stock outstanding.




PART I - FINANCIAL INFORMATION                                                                   Page

Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets (Unaudited) - June 30, 2011
                 and December 31, 2010                                                             1

         CondensedConsolidated  Statements of Operations (Unaudited) - Three and
                  Six months ended June 30, 2011 and 2010 and
                  From May 19, 2006 (Inception) to June 30, 2011                                   2

         CondensedConsolidated  Statements  of  Cash  Flows  (Unaudited)  -  Six
                  months ended June 30, 2011 and 2010 and
                  From May 19, 2006 (Inception) to June 30, 2011                                   3

         Notes to the Unaudited Condensed Consolidated Financial Statements                        4

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                       16

Item 3.  Quantitative and Qualitative Disclosures About Market Risk - Not Applicable              21

Item 4. Controls and Procedures                                                                   21

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings - Not Applicable                                                       22

Item 1A. Risk Factors - Not Applicable                                                            22

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                              23

Item 3.  Defaults Upon Senior Securities - Not Applicable                                         23

Item 4.  Removed and Reserved                                                                     23

Item 5.  Other Information                                                                        23

Item 6.  Exhibits                                                                                 23


SIGNATURES                                                                                        24


                                     PART I

ITEM 1. FINANCIAL STATEMENTS





                  GULFSTAR ENERGY CORPORATION AND SUBSIDIARIES
                         (FORMERLY BEDROCK ENERGY, INC)
                      (A Company in the Development Stage)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

                                                                           June 30,             December 31,
                                                                             2011                 2010
                                                                       -----------------     ----------------
ASSETS

Cash and cash equivalents                                           $           473,655   $           65,799
Account receivable                                                               63,770               33,653
Prepaids and other assets                                                        47,547               33,660
                                                                       -----------------     ----------------
   Total current assets                                                         584,972              133,112
                                                                       -----------------     ----------------

Property, plant and equipment, net                                            4,385,848            4,404,314

Goodwill                                                                              -              368,369
Intangible assets                                                               170,874              170,874
                                                                       -----------------     ----------------
  Total other assets                                                            170,874              539,243
                                                                       -----------------     ----------------
   Total assets                                                     $         5,141,694   $        5,076,669
                                                                       =================     ================
LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                    $           824,472   $          936,418
Litigation settlement payment                                                         -               15,000
Oil and gas proceeds due to others                                                    -               33,477
Notes payable, related party                                                      9,835              335,078
Notes payable                                                                    48,233                    -
Accrued liabilities                                                             592,696              488,380
                                                                       -----------------     ----------------
   Total current liabilities                                                  1,475,236            1,808,353
                                                                       -----------------     ----------------
Commitments and Contingencies

STOCKHOLDERS' EQUITY

Preferred shares, no par value, 100,000,000 shares authorized;
    no shares issued and outstanding                                                  -                    -
Common shares, $0.001 par value, 200,000,000 shares authorized;
    17,984,138 and 16,985,086 shares issued and outstanding
    at June 30, 2011 and December 31, 2010, respectively                         17,984               16,985
Additional paid in capital                                                    7,600,942            6,296,863
Treasury shares - 6,659,659 shares, at cost                                    (929,744)                   -
Accumulated deficit                                                          (4,444,976)          (4,332,703)
                                                                       -----------------     ----------------
     Stockholders' equity before non-controlling interest                     2,244,206            1,981,145

Non-controlling interest                                                      1,422,252            1,287,171
                                                                       -----------------     ----------------
   Total stockholders' equity                                                 3,666,458            3,268,316
                                                                       -----------------     ----------------
   Total liabilities and stockholders' equity                       $         5,141,694   $        5,076,669
                                                                       =================     ================

The accompanying notes are an integral part of the financial statements.





                  GULFSTAR ENERGY CORPORATION AND SUBSIDIARIES
                         (FORMERLY BEDROCK ENERGY, INC.)
                      (A Company in the Development Stage)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                Three Months Ended                 Six Months Ended            Period From
                                                                                                                May 19, 2006
                                                                                                                 (Inception)
                                                                                                                 Through
                                          --------------------------------  --------------------------------

                                           June 30, 2011    June 30, 2010    June 30, 2011     June 30, 2010   June 30, 2011
                                          -----------------------------------------------------------------------------------
Net revenues                            $        36,675  $         33,134  $       82,367  $         37,303  $       183,644
Cost of sales                                     7,797            11,342          16,228            11,342           53,070
                                          --------------   ---------------  --------------   ---------------   --------------
Gross profit                                     28,878            21,792          66,139            25,961          130,574
                                          --------------   ---------------  --------------   ---------------   --------------
Operating expenses:
  General and administrative expense            459,956           427,361       1,012,738           625,200        5,768,486
  Goodwill impairment                           368,369                 -         368,369                 -          368,369
                                          --------------   ---------------  --------------   ---------------   --------------
                Total operating expenses        828,325           427,361       1,381,107           625,200        6,136,855
                                          --------------   ---------------  --------------   ---------------   --------------
(Loss) from operations                         (799,447)         (405,569)     (1,314,968)         (599,239)      (6,006,281)
                                          --------------   ---------------  --------------   ---------------   --------------
Other income (expense):
    Other income                              1,234,674             1,988       1,234,690           233,353        1,483,298
    Other expense                                (1,710)                -          (2,641)                -         (241,898)
                                          --------------   ---------------  --------------   ---------------   --------------
             Total other income (expense)     1,232,964             1,988       1,232,049           233,353        1,241,400
                                          --------------------------------  --------------   ---------------   --------------
Income (loss) before income taxes               433,517          (403,581)        (82,919)         (365,886)      (4,764,881)
Income taxes                                          -                 -               -                 -                -
                                          --------------   ---------------  --------------   ---------------   --------------
Net income (loss)                               433,517          (403,581)        (82,919)         (365,886)      (4,764,881)
Net (income) loss attributable to the
 non-controlling interest                      (128,361)                -         (29,354)                -          319,905
                                          --------------   ---------------  --------------   ---------------   --------------
Net income (loss) attributable to
 Common stockholders                    $       305,156  $       (403,581) $     (112,273) $       (365,886) $    (4,444,976)
                                          ==============   ===============  ==============   ===============   ==============
Basic and diluted net income (loss)
 per common share                       $          0.02  $          (0.03) $        (0.01) $          (0.03)
                                          ==============   ===============  ==============   ===============
Weighted average number of
 common shares outstanding                   16,617,576        11,918,189      16,908,331        11,821,647
                                          ==============   ===============  ==============   ===============

The accompanying notes are an integral part of the financial statements.



                  GULFSTAR ENERGY CORPORATION AND SUBSIDIARIES
                         (FORMERLY BEDROCK ENERGY, INC.)
                      (A Company in the Development Stage)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                              Six Months Ended      Period From
                                                                                    May 19, 2006
                                                                                     (Inception)
                                                                                     Through
OPERATING ACTIVITIES                                       June 30,      June 30,     June 30,
                                                            2011          2010         2011
                                                           ----------   ----------   -----------
Net loss attributable to Gulfstar common stockholders     $ (112,273) $  (365,886) $ (4,444,976)
Adjustments to reconcile net loss to net cash
flows used in operating activities:
   Non-controlling interest                                   29,354            -      (319,905)
Non-cash transfer of related party note receivable                 -       82,325        82,325
Non-cash issuance of equity for services                           -            -       331,565
Depreciation                                                 111,629       54,004       295,178
Gain on disposal of equipment                                 (1,067)           -        (1,067)
Non-cash gain on settlement                                 (929,744)           -      (929,744)
Non-cash gain on reduction of note payable to related
     party                                                  (303,804)           -      (303,804)
Impairment loss of goodwill                                  368,369            -       368,369
Changes in:
    Account receivable                                       (30,117)     (28,245)      (63,770)
    Prepaids and other assets                                (13,887)           -       (47,547)
    Litigation settlement payable                            (15,000)     (25,000)            -
Accounts payable and accrued liabilities                     (41,108)    (221,109)    1,074,388
                                                           ----------   ----------   -----------
Net cash used in operating activities                       (937,648)    (503,911)   (3,958,988)
                                                           ----------   ----------   -----------
INVESTING ACTIVITIES
Expenditures for property, plant and equipment (1)           (33,596)    (635,371)   (4,621,459)
Acquisition of Talon Energy Corporation, cash acquired             -       76,977        76,977
Collection of note receivable                                      -       10,000             -
    Issuance of related party note receivable                      -            -       (82,325)
    Proceeds from sale of equipment                           16,500            -        16,500
Expenditures for intangible assets                                 -            -      (170,874)
                                                           ----------   ----------   -----------
Net cash used in investing activities                        (17,096)    (548,394)   (4,781,181)
                                                           ----------   ----------   -----------
FINANCING ACTIVITIES
    Issuance of shares and member contributions (1)        1,304,532      739,000     8,962,314
Redemption of shares                                               -      (41,000)     (141,636)
Proceeds from short term notes payable                        48,233            -        48,233
Proceeds from related party notes payable, net of
  repayments (2)                                               9,835            -       344,913
                                                           ----------   ----------   -----------
Net cash provided by financing activities                  1,362,600      698,000     9,213,824
                                                           ----------   ----------   -----------
NET CHANGE IN CASH                                           407,856     (354,305)      473,655

CASH, Beginning                                               65,799      645,622             -
                                                           ----------   ----------   -----------
CASH, Ending                                              $  473,655  $   291,317  $    473,655
                                                           ==========   ==========   ===========
NON CASH ACTIVITIES:
   (1) Issuance of 50,000 shares Gulfstar LLC member
        interest for PP&E                                 $   75,000  $         -  $     75,000
                                                           ==========   ==========   ===========
   (2) Issuance of 223,378 shares to reduce note
        payable to related party                          $  335,078  $         -  $    335,078
                                                           ==========   ==========   ===========

The accompanying notes are an integral part of the financial statements.

                                       3


                  GULFSTAR ENERGY CORPORATION AND SUBSIDIARIES
                      (A Company in the Development Stage)
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2011 and 2010
                                   (Unaudited)



NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Organization

Bedrock Energy, Inc. was incorporated in Colorado on August 11, 2004 and on May 5, 2010 its name was changed to Gulfstar Energy Corporation ("Gulfstar" or the "Company").

On May 5, 2010, the Company entered into a Share Exchange Agreement with Talon Energy Corporation ("Talon"). Talon was a Florida company engaged in management activities in the oil and gas industry. On June 24, 2010, the Share Exchange Agreement with Talon was replaced by a similar Revised and Amended Share Acquisition Agreement between Talon and the Company and in conjunction with a June 24, 2010 Share Exchange Agreement between the Company and Gulfstar Energy Group, LLC ("Gulfstar LLC"), a privately held Mississippi Limited Liability Company, for 58.3% of the outstanding equity interests of Gulfstar LLC, and an Acquisition Agreement between the Company and Gulfstar LLC to acquire the remaining 41.7% of the outstanding equity interests of Gulfstar LLC. The Revised and Amended Share Acquisition Agreement and Share Exchange Agreement were both effective as of June 30, 2010.

The Share Exchange Agreement between the Company and Gulfstar LLC provided for Jason Sharp and Timothy Sharp ("Sharps"), officers and members of Gulfstar LLC, to exchange their 58.3% of Gulfstar LLC outstanding equity interests for 11,659,659 restricted shares of common stock of the Company.

The Gulfstar LLC exchange was accounted for as a reverse recapitalization in which Gulfstar LLC was determined to be the acquirer for accounting purposes.

The June 24, 2010 Acquisition Agreement between the Company and Gulfstar LLC provides for the acquisition of the remaining outstanding equity interests of Gulfstar LLC, but requires a Registration Statement to be filed with the Securities and Exchange Commission by September 30, 2011 to register these remaining shares of common stock offered by the Company to the individual equity interest holders of Gulfstar LLC. This Registration Statement has until December 31, 2011 to become effective. As of June 30, 2011, these remaining 41.7% equity interests of Gulfstar LLC have not been acquired by the Company.

The Revised and Amended Share Acquisition Agreement with Talon provided for the Company to issue 3,509,530 restricted shares of its common stock to the shareholders of Talon in exchange for the issued and outstanding shares of Talon. After the exchange of such shares the Company owned 100% of the issued and outstanding shares of Talon.

On June 15, 2011, the Company entered into an Agreement with Gulfstar LLC and the Sharps in order for the Sharps to compensate the Company as a result of events that had taken place over a period of time since July 2010 and as such adjust the share consideration for the change in value of the assets previously acquired. The parties acknowledged that this Agreement was not intended to otherwise change or amend that certain Acquisition Agreement and Share Exchange Agreement entered into on June 24, 2010 by and between the parties. As a result and as part of the Agreement, the Sharps agreed to return to the Company 6,659,659 shares of their common stock valued at $929,744 or approximately $.14 per share. The Company has recorded these shares as Treasury Shares and recorded the claims settlement as other income during the second quarter of 2011. In addition, as part of this Agreement, the Sharps agreed to place into escrow
2,408,985 shares of their remaining 5,000,000 shares of common stock for the benefit of the remaining minority equity holders of Gulfstar LLC subject to the filing and effectiveness of the Registration Statement with the Security and Exchange Commission. As a result of this Agreement, the Sharps have retained an ownership of 2,591,015 shares of common stock of the Company.

Gulfstar LLC built and currently operates a 16-mile natural gas pipeline supply system in Western Kentucky for the transportation of natural gas and provides property management services for the operation of 20 wells in Kentucky of which it holds overriding royalty interest of approximately 12.5% and holds mineral rights on approximately 9,000 acres of leased land. Since the inception of the Pipeline and the flow of natural gas during the second quarter of 2010, Gulfstar LLC has encountered significant challenges in increasing the flow of natural gas through its Pipeline. As a result of these challenges and limited ability of the Company to fund future development of natural gas wells to the Pipeline, the Company has decided to additionally focus on the exploration and production of oil and gas leases located in other parts of the United States, including Kentucky and Colorado.

As part of its focus on exploration and production, the Company acquired on August 5, 2011 at a cost of $80,000 a 100% working interest, 81.25% net revenue interest, in approximately 320 acres in Weld County, Colorado which is located about 40 miles north of Denver, Colorado and lies in what is called the Denver, Julesberg Basin (DJ Basin). The DJ Basin is the predominant geological structure in Northern Colorado. The shallow "J" and "D" sand formations of the DJ Basin constitute a common source of oil and gas. The acreage in Weld County has forty
(40) acre drilling and spacing units for the production of oil and gas from the "D" and "J" sand formations.

The acreage contained within this lease has an 18-month term ("Primary Term"), and may be extended if the Company drills two wells during the Primary Term, or if other conditions are met. The term of the lease can continue as long as the Company produces oil and gas in paying quantities during the term of the lease.

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

Principles of Consolidation

Gulfstar LLC was determined to be the accounting acquirer in the reverse recapitalization that occurred on June 30, 2010. As a result, all financial information prior to June 30, 2010 will include only the accounts of Gulfstar LLC. Subsequent to June 30, 2010, the accompanying financial information will include the accounts of Gulfstar, its wholly owned subsidiary, Talon, and its majority owned subsidiary, Gulfstar LLC. As of June 30, 2011, Gulfstar liquidated Talon and assumed net liabilities in the amount of $263,083. All significant inter-company balances and transactions have been eliminated during consolidation.

Development Stage

The Company and its subsidiaries are currently focusing on the exploration and production activities, limited operation of its pipeline gathering system and management of existing oil and gas wells. Significant additional efforts, and funding, neither of which is assured, are required for the Company to achieve its intended normalized operating level. Substantially all of the Company's efforts are devoted to the establishment of sufficient resources and revenue producing assets in order to achieve its overall operational goals. Though planned principal operations are anticipated to commence, no significant revenue has been realized from the Company's to-date activities. The consolidated statements of operations are shown inclusive of all cumulative revenue and expense activity since the inception date of the Company, May 19, 2006, while the Company is in the development stage.

Non-Controlling Interest

The non-controlling interest is related to Gulfstar LLC, which is consolidated, but not wholly owned by the Company. At June 30, 2011, the Company owned 58.3% of the equity interest of Gulfstar LLC and therefore, the non-controlling interest of 41.7% was $1,422,252. At December 31, 2010, the Company owned 58.4% of the equity interest of Gulfstar LLC and therefore, the non-controlling interest of 41.6% was $1,287,171.

Income Taxes

Gulfstar LLC, a limited liability company, is not a tax paying entity for Federal income tax purposes. Its pro rata share of income, losses and tax credits is passed through to its members and reported by its members on their individual income tax returns. The consolidated statement of operations for the six months ended June 30, 2010 and for the period from May 19, 2006 (inception) through June 30, 2010 includes the accounts of Gulfstar LLC only, therefore, no provision for federal income taxes or for deferred taxes has been determined. The Company has determined, for the period July 1, 2010 through December 31, 2010 and for the period January 1, 2011 through June 30, 2011, any provision for income taxes or deferred taxes and this determination has been based upon the accounts of Gulfstar Energy Corporation, Talon and the pro rata loss of Gulfstar LLC passed through and reportable by Gulfstar Energy Corporation.

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

The Company assessed the likelihood of utilization of the deferred tax assets, in light of recent and expected continuing losses. As a result of this review, the deferred tax asset of $745,871 and $758,227 has been fully reserved at June 30, 2011 and December 31, 2010, respectively. As of June 30, 2011, the Company had net operating loss carryforwards for income tax and financial reporting purposes of approximately $760,000 expiring in the years 2020 through 2031.

The Company has adopted ASC guidance regarding accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the financial statements and applies to all income tax positions. Each income tax position is assessed using a two step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. At June 30, 2011, there were no uncertain tax positions that required accrual.

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

Income or Loss Per Share

Income or loss per share is computed by dividing net income or loss by the weighted average number of common shares outstanding and requires presentation of both basic and diluted loss per common share. Common share equivalents, if used, would consist of any options, warrants and contingent shares. Common share equivalents would not be included in the weighted average calculation for the periods that reported a net loss since their effect would be anti-dilutive. As of June 30, 2011 and December 31, 2010, the Company had outstanding no options, warrants or contingent shares.

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

Accounts Receivable

Accounts receivable are stated at their cost less any allowance for doubtful accounts. The allowance for doubtful accounts is based on the management's assessment of the collectability of specific customer accounts and the aging of the accounts receivable. If there is deterioration in a major customer's creditworthiness or if actual defaults are higher than the historical experience, the management's estimates of the recoverability of amounts due to the Company could be adversely affected. Based on the management's assessment, no reserve is deemed necessary at June 30, 2011 and December 31, 2010.

Revenue Recognition

The Company recognizes revenue from its Pipeline segment upon shipment of the gas to its customers. Royalty revenue is recognized from the Company's oil and gas property management and exploration and production segment in the period of production.

Property and Equipment

The Company follows the full cost method of accounting for oil and natural gas operations. Under this method, all productive and nonproductive costs incurred in connection with the acquisition, exploration, and development of oil and natural gas reserves are capitalized. No gains or losses are recognized upon the sale or other disposition of oil and natural gas properties except in transactions that would significantly alter the relationship between capitalized costs and proved reserves. The costs of unevaluated oil and natural gas properties are excluded from the amortizable base until the time that either proven reserves are found or it has been determined that such properties are impaired. As properties become evaluated, the related costs transfer to proved oil and natural gas properties using full cost accounting. None of the capitalized costs in the amount of $320,980 were included in the amortization base as of June 30, 2011, nor did the Company expense any capitalized costs during the six months ended June 30, 2011 and 2010. The Company does not have significant oil and gas producing activities as of June 30, 2011 and December 31, 2010, and its oil and gas properties are still in the drilling phase and have not been evaluated.

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

In accordance with authoritative guidance on accounting for the impairment of disposal of long-lived assets, as set forth in Topic 360 of the ASC, the Company assesses the recoverability of the carrying value of its non-oil and gas long-lived assets when events occur that indicate an impairment in value may exist. An impairment loss is indicated if the sum of the expected undiscounted future net cash flows is less than the carrying amount of the assets. If this occurs, an impairment loss is recognized for the amount by which the carrying amount of the assets exceeds the estimated fair value of the asset. During the quarter ended June 30, 2011, the Company entered into an agreement with Gulfstar LLC and the Sharps which the Company determined is an event that required the Company to assess whether the carrying value of the Pipeline was impaired. As a result of the Company's analysis, the Company assessed there was no impairment to the Pipeline.

Goodwill

In accordance with generally accepted accounting principles, goodwill cannot be amortized, however, it must be tested annually for impairment. This impairment test is calculated at the reporting unit level. The goodwill impairment test has two steps. The first identifies potential impairments by comparing the fair value of a reporting unit with its book value, including goodwill. If the fair value of the reporting unit exceeds the carrying amount, goodwill is not impaired and the second step is not necessary. If the carrying value exceeds the fair value, the second step calculates the possible impairment loss by comparing the implied fair value of goodwill with the carrying amount. If the implied goodwill is less than the carrying amount, a write-down is recorded. Management tests goodwill each year for impairment, or when facts or circumstances indicate impairment has occurred. During the quarter ended June 30, 2011, the Company entered into an agreement with Gulfstar LLC and the Sharps which the Company determined is an event that required the Company to assess whether the carrying value of goodwill was impaired. As a result of the Company's analysis, the Company assessed that goodwill was impaired and therefore an impairment loss was recorded in the amount of $368,369 as an operating expense.

Intangible Assets

Intangible assets consist of right of way deposits, which are contracts allowing the Company to install pipeline on private land. The rights exist indefinitely and therefore, no amortization has been recorded. Management evaluates the assets for impairment whenever events or circumstances indicate a possible impairment. During the quarter ended June 30, 2011, the Company entered into an agreement with Gulfstar LLC and the Sharps which the Company determined is an event that required the Company to assess whether the carrying value of the right of ways were impaired. As a result of the Company's analysis, the Company assessed there was no impairment to the right of ways.

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

Recent Accounting Pronouncements

There were accounting standards and interpretations issued during the six months ended June 30, 2011, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

NOTE 2 - SIGNIFICANT ACQUISITIONS

Effective June 30, 2010, the Company acquired 100% of the issued and outstanding stock of Talon. The acquisition was accounted for using the purchase method in accordance with guidance provided in Topic 805 of the Codification. As of June 30, 2011, Talon has been liquidated with Gulfstar assuming $263,083 of net liabilities.

The following table presents the allocation of the purchase price to the assets acquired and liabilities assumed, based on their fair values at June 30, 2010:


                  Purchase price

                  Assumed liabilities in excess of cash                    $263,083
                    3,509,530 shares of the Company common
                      Stock valued at $.03 per share                       $105,286
                                                                           --------

                  Total consideration                                                        $368,369
                                                                                             ========

                  Allocation of purchase price
                    Goodwill                                               $368,369
                                                                           --------

                  Net assets acquired                                                        $368,369
                                                                                             ========


Goodwill associated with the above transaction is not amortizable for tax purposes. During the quarter ended June 30, 2011, the Company wrote off goodwill as an operating expense after the Company assessed that goodwill has been impaired.


NOTE 3 - GOING CONCERN AND MANAGEMENT'S PLAN

As shown in the accompanying consolidated financial statements, the Company has recognized a net loss of $112,273 for the six months ended June 30, 2011 and reported an accumulated deficit of $4,444,976. At June 30, 2011, the Company had total current assets of $584,972 and total current liabilities of $1,475,236 for a working capital deficiency of $890,264.

To the extent the Company's operations are not sufficient to fund the Company's capital requirements, the Company will attempt to enter into a revolving loan agreement with a financial institution or attempt to raise capital through the sale of additional capital stock or through the issuance of debt. At the present time, the Company does not have a revolving loan agreement with any financial institution nor can the Company provide assurance that it will be able to enter into any such agreement in the future or be able to raise funds through the further issuance of debt or equity in the Company.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the above conditions raise substantial doubt about the Company's ability to do so. The consolidated financial statements do not include any adjustment to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.


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

Oil and Gas Proceeds Due to Others

As described in Note 6, the Company owed oil and gas proceeds to working interest owners totaling $49,011 and $33,477 as of June 30, 2011 and December 31, 2010, respectively.

Notes Payable

During the six months ended June 30, 2011, the Company borrowed $40,000 from an affiliate of a member-manager of Gulfstar LLC and a greater than 5% shareholder of the Company and in exchange issued an unsecured promissory note dated January 4, 2011 that is due in full on or before December 31, 2011. Interest is accrued at the rate of one percent (1.0%) per annum. As of June 30, 2011, the Company owes $9,835 on the promissory note.

During the year ended December 31, 2010, the Company borrowed a total of $335,078 from an affiliate of a member-manager of Gulfstar LLC and a greater than 5% shareholder of the Company and in exchange issued an unsecured promissory note dated November 30, 2010 that is due in full on or before December 31, 2011. Interest is accrued at the rate of one percent (1.0%) per annum. On May 30, 2011, the Company and the affiliate entered into an agreement whereby the parties agreed to pay the promissory in full in exchange for 223,385 shares of the Company's common stock valued at $.14 per share. As a result of this agreement, Gulfstar LLC recognized a gain on extinguishment of debt in the amount of $303,804 that was recorded as other income during the second quarter of 2011.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:


                                                        June 30,             December 31,
                                                        ---------            ------------
                                                          2011                   2010
                                                          ----                   ----
Pipeline                                                  $   4,194,885             $4,119,885
Oil and Gas Properties (in process)                             320,980                287,024
Office Equipment                                                 26,652                 27,014
Vehicles                                                         80,140                103,940
Land                                                             50,000                 50,000
                                                        ---------------             ----------
    Total Property & Equipment                                4,622,659              4,587,863
Less Accumulated Depreciation                                  (236,811)              (183,549)
                                                        ---------------             ----------
     Net Property & Equipment                                $4,385,848             $4,404,314
                                                       ================             ==========

Depreciation expense was $55,769 and $111,629, respectively, for the three months and six months ended June 30, 2011 and $49,619 and $54,005, respectively, for the three and six months ended June 30, 2010.

NOTE 6 - DRILLING VENTURES

The Company holds overriding royalty interests in various wells in Kentucky. The Company syndicated the financing of these wells through offering a 100% working interest in the wells in exchange for contribution of funds to drill the wells. As part of the transaction, the Company retained approximately 12.5% overriding royalty interests in the wells and also agreed to provide property management services on behalf of the working interest owners in the wells. This income from the wells earned by the Company is reported as royalty income as reflected in
Note 8 - Information on business segments.

As part of the property management services provided, the Company collects the royalties generated from the wells on behalf of the working interest owners and pays the various costs and expenses incurred on behalf of the wells. The Company records no costs or expenses relative to these wells on its consolidated statements of operations. The excess of the royalties collected by the Company on behalf of the working interest owners were recorded as oil and gas proceeds due to others on the consolidated balance sheets of the Company. At June 30, 2011 and December 31, 2010, the Company owed oil and gas proceeds to working interest owners in the amount of $49,011 and $33,477, respectively. At June 30, 2011, the Company has netted the amount of $49,011 against advances by the Company to the working interest owners.

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

In February, 2009, the Company received two Notices of Violation from the Commonwealth of Kentucky's Energy and Environment Cabinet ("Cabinet") as a result of the Company's failure to obtain appropriate permits in advance of certain construction activities and for "causing or contributing to the pollution of the waters of the Commonwealth of Kentucky" during 2007. The Company neither admitted to nor denied the alleged violations but accepted civil responsibility for the violations on May 6, 2010. As a result of the settlement of the dispute, the Company agreed to pay a civil penalty of $60,000 to the Commonwealth of Kentucky by way of 12 equal monthly installment payments, beginning in May of 2010. The Company recorded a $60,000 General & Administration Expense during the second quarter of 2010 to recognize the settlement with the Cabinet and as of June 30, 2011, the liability was paid in full.

NOTE 8 - INFORMATION ON BUSINESS SEGMENTS

The Company operates in three business segments: Pipeline, Oil and Gas Property Management, and Exploration and Production.

Pipeline

Gulfstar LLC has built and currently operates a 16-mile nature gas pipeline located in Western Kentucky for the transportation of natural gas. The pipeline operations transport gas to a burner tip processing plant located near Bowling Green, Kentucky where it is sold pursuant to a gas purchase agreement. Pipeline revenue is recognized upon delivery of the gas to its customer. The pipeline has a throughput capacity of 18 Million Cubic Feet per day (MMcf/d). The pipeline is currently not operating at full capacity as it transported an average of 83 and 81 Mcf/d respectively of natural gas during the three and six months ended June 30, 2011 and an average of 102 and 51 Mcf/d, respectively, of natural gas during the three and six months ended June 30, 2010.

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

Exploration and Production ("E&P")

During the fourth quarter of 2010, Gulfstar LLC began drilling a horizontal well located in Warren County, Kentucky with total capitalized costs of $320,980 as of June 30, 2011. Gulfstar LLC owns a working interest of 64.0% and a net revenue interest of 48.0% in this well and anticipates completion of this well by the end of 2011. After completion, the well will be connected to Gulfstar LLC's pipeline for delivery of gas. Also, Gulfstar LLC own a similar working and net revenue interest in an offset well that produces oil. During the three and six months ended June 30, 2011, this well produced net revenue of $7,407 and $26,940, respectively.

The  following  data is presented for the Company's  three  operating  segments:
Pipeline, O&G Property Management and E&P.



                                       Three Months Ended              Six Months Ended
                                              June 30,                         June 30,
                                         2011           2010               2011            2010
                                         ----           ----               ----            ----
Net Revenue
  Pipeline                             $ 18,539       $ 28,245           $ 35,661        $ 28,245
  O&G Property Management                10,729          4,889             19,766           9,058
  E&P                                     7,407              -             26,940               -
                                    ------------------------------   --------------------------------
  Total Net Revenues                     36,675         33,134             82,367          37,303
Operating Income (Loss)
  Pipeline                              (69,341)        16,903           (137,670)         16,903
  O&G Property Management                10,729          4,889             19,766           9,058
  E&P                                  (360,962)             -           (341,429)              -
  Corporate                            (379,873)      (427,361)          (855,635)       (625,200)
                                    ------------------------------   --------------------------------
Total Operating (Loss)                 (799,447)      (405,569)        (1,314,968)       (599,239)
Other Income (Expense)                1,232,964          1,988          1,232,049         233,353
                                    ------------------------------   --------------------------------
(Loss) Before Income Taxes            $ 433,517      $(403,581)         $ (82,919)      $(365,886)
                                    ==============================   ================================




                                                     June 30, 2011                      December 31, 2010
                                                     -------------                      -----------------
                    Total Assets
                    Pipeline                           $4,230,922                         $4,213,512
                    O&G Property Management                18,145                              3,758
                    E&P                                   417,479                            706,893
                    Corporate                             475,148                            170,456
                                                     ------------                       ------------

                  Total Assets                         $5,141,694                         $5,076,669
                                                       ==========                         ==========



                  GULFSTAR ENERGY CORPORATION AND SUBSIDIARIES
                      (A Company in the Development Stage)
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2011 and 2010
                                   (Unaudited)


NOTE 9 - NOTE PAYABLE

The Company borrowed funds in the amount of $48,000 from a financial institution for working capital purposes during the second quarter of 2011 and the loan is evidenced by a promissory note dated April 7, 2011 that is collateralized by vehicles. The promissory note is due on demand and matures on April 7, 2012 at an interest rate of 6.99% per annum with monthly interest only payments. As of June 30, 2011 the Company owes $48.233. Interest expense was $1,710 and $1,710, respectively, during the three and six months ended June 30, 2011.

NOTE 10 - STOCKHOLDERS' EQUITY

Preferred Shares

The Company is authorized to issue 100,000,000 shares of no par value preferred stock. As of June 30, 2011 and December 31, 2010, the Company has no shares issued and outstanding.

Common Shares

The Company is authorized to issue 200,000,000 shares of $.001 voting common stock. At June 30, 2011 and December 31, 2010, there were a total of 17,984,138 and 16,985,086 shares of common stock issued and 11,324,479 and 16,985,086 shares of common stock outstanding, respectively. On May 5, 2010, the Board of Directors of the Company authorized a one share for eight share reverse stock split, effective on May 5, 2010. All share and per share references have been adjusted for the reverse split.

Treasury Shares

On May 30, 2011 the Company acquired 6,659,659 shares of common stock from the Sharps in exchange for the payment of claims valued at $929,744 and these shares are still in treasury as of June 30, 2011.

Stock Option Plan

In the first quarter of 2011, the Company adopted the 2011 Stock Option Plan. The maximum number of shares of common stock reserved for issuance under the Plan is 3,000,000 shares. The number of shares, however, may be adjusted to reflect certain corporate transactions or changes in our capital structure. All employees of the Company and its subsidiaries, including employees who are officers or members of our Board of Directors and non-employee members of our Board of Directors are eligible to participate in the Plan. In addition, key advisors who perform services for the Company and its subsidiaries are eligible to participate in the Plan. The Plan is administered by our Board of Directors and they have the authority to, among other things, select plan participants, determine the type and amount of awards, determine awards terms, and interpret the Plan and any Plan awards. During any calendar year, participants are limited in the number of grants they may receive under the Plan. In any year, an individual may not receive options for more than 300,000 shares. The Plan requires that the exercise price for stock options be equal to or greater than the fair market value of our common stock on the date of the grant. If the option is granted to an employee who, at the time of grant, owns stock possessing more than ten percent of the total combined voting power of all classes of stock of the Company or subsidiary of the Company, the exercise price shall not be less than one-hundred and ten percent of the fair market value of our common stock on the date of the grant. As of June 30, 2011, no shares have been issued in relation to the 2011 Stock Option Plan.

NOTE 11 - AGREEMENTS

On October 20, 2010, the Company engaged Maxim Group LLC to provide gross proceeds of up to $100 Million from a proposed private placement of Company equity and/or convertible debt. The precise terms of the private placement will be negotiated between Maxim Group LLC, potential investors and the Company. As of June 30, 2011 there is no financing in place.

On January 19, 2011, the Company signed a letter agreement with Wright Capital Corporation to pursue a proposed financing of up to $90 Million to be used to assist the Company in the proposed purchase of assets connected to oil and gas leases and for the further development of the Company's existing pipeline structure in Kentucky. The Company was unsuccessful in purchasing these oil and gas leases. However the Company will continue its relationship with Wright Capital in an effort to bring additional financing to the Company and as of June 30, 2011 there is no financing in place.

NOTE 12 - GULFSTAR LLC CASH DISTRIBUTIONS

The Gulfstar LLC operating agreement provides a priority preference as to any future cash distributions paid by Gulfstar LLC to the owners of its equity interests. As such, fifty percent (50%) of all cash distributions shall be paid first to the non-controlling equity interests until such time they have received in full their capital contributions. After which time, cash distributions shall be paid in proportion to the percentage of all equity interests. As of June 30, 2011 and December 31, 2010, Gulfstar LLC has not repaid any of the non-controlling equity interests' capital contributions.

NOTE 13 - SUBSEQUENT EVENTS

Effective July 1, 2011, the Company granted options as part of the 2011 Stock Option Plan to each of its five members to acquire 150,000 shares of common stock each at an exercise price of $1.50 per share. Also, the Board approved the granting of options to two of its Board committee members to acquire 75,000 shares of common stock each and one key advisor to acquire 50,000 shares of common stock at an exercise price of $1.50 per share.

The Company acquired on August 5, 2011 at a cost of $80,000 a 100% working interest, 81.25% net revenue interest, in approximately 320 acres in Weld County, Colorado which is located about 40 miles north of Denver, Colorado and lies in what is called the Denver, Julesberg Basin (DJ Basin). The acreage contained within this lease has an 18-month term ("Primary Term"), and may be extended if the Company drills two wells during the Primary Term, or if other conditions are met. The term of the lease can continue as long as the Company produces oil and gas in paying quantities during the term of the lease.

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

OPERATIONS

Since the second half of 2010, Gulfstar LLC has transported limited quantities of gas via its pipeline system due to its inability to bring additional flow of natural gas from existing wells. The Company has worked with its drilling partners to increase the production of natural gas through reworking the wells but has found limited success. Also, Gulfstar LLC operates as a manager and operator of these wells that are connected to the Pipeline. Gulfstar LLC holds overriding royalty interests of approximately 12.5% in these wells and financed these wells through offering a 100% working interest in the wells in exchange for contribution of funds to drill the wells. Therefore, Gulstar LLC does not hold any working interest in the wells. As a result of its limited success in owning and operating the Pipeline, the Company has decided to additionally focus its operations on exploration & production.

As part of its focus on exploration and production, the Company acquired on August 5, 2011 at a cost of $80,000 a 100% working interest, 81.25% net revenue interest, in approximately 320 acres in Weld County, Colorado which is located about 40 miles north of Denver, Colorado and lies in what is called the Denver, Julesberg Basin (DJ Basin). The DJ Basin is the predominant geological structure in Northern Colorado. The shallow "J" and "D" sand formations of the DJ Basin constitute a common source of oil and gas. The acreage in Weld County has forty
(40) acre drilling and spacing units for the production of oil and gas from the "D" and "J" sand formations.

The acreage contained within this lease has an 18-month term ("Primary Term"), and may be extended if the Company drills two wells during the Primary Term, or if other conditions are met. The term of the lease can continue as long as the Company produces oil and gas in paying quantities during the term of the lease.

Further, the Company is currently in discussions to acquire additional acreage of oil and gas leases located in other parts of the United States that will greatly benefit its revenues and intends to leverage its assets to develop energy prospects for its own account or co-venture with other companies, which can benefit from an association with the Company's management.

On January 19, 2011, the Company signed a letter agreement with Wright Capital Corporation to pursue a proposed financing of up to $90 Million to be used to assist the Company in the proposed purchase of assets connected to oil and gas leases and for the further development of the Company's existing pipeline structure in Kentucky. The Company was unsuccessful in purchasing these oil and gas leases however the Company will continue its relationship with Wright Capital in an effort to bring additional financing to the Company.

The Company will need substantial additional capital to support its proposed future operations and as such is aggressively seeking this capital, as evidenced by its current arrangement with Wright Capital Corporation and Maxim Group LLC. Nonetheless, there are currently minimal revenues and limited committed sources for additional funds as of the date hereof. No representation is made that any funds will be available when needed. In the event funds cannot be raised when needed, the Company may not be able to carry out its business plan, may never achieve projected levels of sales or royalty income, and could fail in business as a result of these uncertainties.

RESULTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2011 Compared to the Three and Six Months Ended June 30, 2010

During the three and six months ended June 30, 2011, we recognized net revenues of $36,675 and $82,367 as more specifically described in the notes to the financial statements with corresponding direct costs of $7,797 and $16,228 for a gross profit of $28,878 and $66,139 respectively. During the three and six months ended June 30, 2010, we recognized net revenues of $33,134 and $37,303 with corresponding direct costs of $11,342 and $11,342 for a gross profit of $21,792 and $25,961 respectively. The increase in net revenues $45,064 for the six months ended June 30, 2011 as compared to June 30, 2010 was due to the pipeline not being in service until the second quarter of 2010.

During the three months ended June 30, 2011, we incurred total operating expenses of $828,325 as compared to $427,361 for the three months ended June 30, 2010. This increase of $400,964 was due to a write off of goodwill in the amount of $368,369 and an increase in general and administrative expenses. During the six months ended June 30, 2011, we incurred total operating expenses of $1,381,107 as compared to $625,200 for the six months ended June 30, 2010. The increase of $755,907 was the result of a write off of goodwill in the amount of $368,369, an increase in general and administrative expenses due to increased operational activities of the Company, the pipeline being in existence for the entire six months of 2011 as compared to only the second quarter of 2010 and the Company's expenses related to its compliance with the financial reporting requirements of the SEC. Management of the Company does expect operational expenses to be stable as the Company focuses on its operational activities.

During the three months ended June 30, 2011, we incurred a net profit of $305,156 compared to net loss of $403,581 during the three months ended June 30, 2010. The decrease in net loss of $708,737 was due primarily to the gain on the settlement claim in the amount of $929,744 and the gain on the extinguishment of debt in the amount of $303,804 off set by the net income attributable to the non-controlling interest of $128,361 and an increase in operating expenses. During the six months ended June 30, 2011, we incurred a net loss of $112,273 compared to $365,886 during the six months ended June 30, 2010. The decrease in net loss of $253,613 is a result of an increase of $45,064 in revenues offset by the $755,907 increase in operating expenses, the $998,696 increase in other income primarily due to the gain from the settlement and extinguishment of debt and the $29,354 of net income attributable to the non-controlling interest.

LIQUIDITY

At June 30, 2011, we had total current assets of $584,972 consisting of $473,665 in cash and cash equivalents, $63,770 in accounts receivable and $47,547 in prepaids and other assets. At June 30, 2011, we had total current liabilities of $1,475,236, consisting of $824,472 in accounts payable, $9,835 in related party notes payable, $48,233 in notes payable and $592,696 in accrued liabilities. At June 30, 2011, we had a working capital deficit of $890,264 and an accumulated deficit of $4,444,976.

During the six months ended June 30, 2011, we used net cash of $937648, in operational activities. During the six months ended June 30, 2010, we used net cash of $503,911 from operational activities.

During the six months ended June 30, 2011, we recognized a net loss of $112,273 which was adjusted for a non-cash activity consisting of depreciation of $111,629, net income attributable to the non-controlling interest of $29,354, gain on settlement of $929,744, gain on reduction of note payable related party of $303,804, impairment loss on goodwill of $368,369 and a gain on disposal on equipment of $1,067. During the six months ended June 30, 2010, we recognized a net loss of $365,886, which was adjusted for a non-cash activity of $82,325 from related party note receivable and depreciation of $54,004.

During the six months ended June 30, 2011, the Company used funds of $17,096 in its investing activities. Investing activities included expenditures of $33,596 in property, plant and equipment net of $16,500 from the sale of equipment.

During the six months ended June 30, 2010, the Company used $548,394 in its investing activities. Investing activities included expenditures of $635,371 in property, plant and equipment net of $10,000 from the collection of a note receivable and $76,977 from cash acquired through the acquisition of Talon Energy Corporation.

During the six months ended June 30, 2011, the Company received $1,362,600 net proceeds from its financing activities. Financing activities during the six months ended June 30, 2011 included equity contributions of $1,304,532, proceeds from short term loan of $48,233 and net proceeds from related party loan payable of $9,835. During the six months ended June 30, 2010, the Company received $698,000 from its financing activities. Financing activities during the six months ended June 30, 2010, included equity contributions of $739,000 and $41,000 paid in equity redemptions.

During the six months ended June 30, 2011, the Company borrowed $40,000 from an affiliate of a member-manager of Gulfstar LLC and a greater than 5% shareholder of the Company and in exchange issued an unsecured promissory note dated January 4, 2011 that is due in full on or before December 31, 2011. Interest is accrued at the rate of one percent (1.0%) per annum. As of June 30, 2011, the Company owes $9,835 on the promissory note.

During the year ended December 31, 2010, the Company borrowed a total of $335,078 from an affiliate of a member-manager of Gulfstar LLC and a greater than 5% shareholder of the Company and in exchange issued an unsecured promissory note dated November 30, 2011 that is due in full on or before December 31, 2011. Interest is accrued at the rate of one percent (1.0%) per annum. On May 30, 2011, the Company and the affiliate entered into an agreement whereby the parties agreed to pay the promissory in full in exchange for 223,385 shares of the Company's common stock valued at $.14 per share. As a result of this agreement, Gulfstar LLC recognized a gain on extinguishment of debt in the amount of $303,804 that was recorded as other income during the second quarter of 2011.

The Gulfstar LLC operating agreement provides a priority preference as to any future cash distributions paid by Gulfstar LLC to the owners of its equity interests. As such, fifty percent (50%) of all cash distributions shall be paid first to the non-controlling equity interests until such time they have received in full their capital contributions. After which time, cash distributions shall be paid in proportion to the percentage of all equity interests. As of June 30, 2011 and December 31, 2010, Gulfstar LLC has not repaid any of the non-controlling equity interests' capital contributions.

Capital Resources

We have only common stock as our capital resource.

We have no material commitments for capital expenditures within the next year, however if operations are commenced, substantial capital will be needed to pay for participation, investigation, exploration, acquisition and working capital.

Need for Additional Financing

We do not have capital sufficient to meet our cash needs. We will have to seek loans or equity placements to cover such cash needs and therefore the Company currently is still seeking financing with Maxim Group LLC to provide gross proceeds of up to $100 Million from a proposed private placement of Company equity and/or convertible debt. The precise terms of the private placement will be negotiated between Maxim Group LLC, potential investors and the Company.

Further, the Company is seeking through Wright Capital Corporation to pursue proposed financing of up to $90 Million to be used to assist the Company in the proposed purchase of assets connected to oil and gas leases and for the further development of the Company's existing pipeline structure in Kentucky. The definitive terms of the proposed transaction are subject to an agreement between Wright Capital Corporation and the Company.

No commitments to provide additional funds have been made by our management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to us to allow it to cover our expenses as they may be incurred.

Going Concern

As shown in the accompanying consolidated financial statements, the Company has recognized a net loss of $112,273 for the six months ended June 30, 2011 and reported an accumulated deficit of $4,444,976. At June 30, 2011, the Company had total current assets of $584,972 and total current liabilities of $1,475,236 for a working capital deficit of $890,264.

To the extent the Company's operations are not sufficient to fund the Company's capital requirements, the Company will attempt to enter into a revolving loan agreement with a financial institution or attempt to raise capital through the sale of additional capital stock or through the issuance of debt. At the present time, the Company does not have a revolving loan agreement with any financial institution nor can the Company provide assurance that it will be able to enter into any such agreement in the future or be able to raise funds through the further issuance of debt or equity in the Company.

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

Accounts Receivable

Accounts receivable are stated at their cost less any allowance for doubtful accounts. The allowance for doubtful accounts is based on the management's assessment of the collectability of specific customer accounts and the aging of the accounts receivable. If there is deterioration in a major customer's creditworthiness or if actual defaults are higher than the historical experience, the management's estimates of the recoverability of amounts due to the Company could be adversely affected. Based on the management's assessment, no reserve is deemed necessary at June 30, 2011 and December 31, 2010.

Property and Equipment

The Company follows the full cost method of accounting for oil and natural gas operations. Under this method, all productive and nonproductive costs incurred in connection with the acquisition, exploration, and development of oil and natural gas reserves are capitalized. No gains or losses are recognized upon the sale or other disposition of oil and natural gas properties except in transactions that would significantly alter the relationship between capitalized costs and proved reserves. The costs of unevaluated oil and natural gas properties are excluded from the amortizable base until the time that either proven reserves are found or it has been determined that such properties are impaired. As properties become evaluated, the related costs transfer to proved oil and natural gas properties using full cost accounting. None of the capitalized costs in the amount of $320,980 were included in the amortization base as of June 30, 2011, nor did the Company expense any capitalized costs during the six months ended June 30, 2011 and 2010. The Company does not have significant oil and gas producing activities as of June 30, 2011 and December 31, 2010, and its oil and gas properties are still in the drilling phase and have not been evaluated.

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

In accordance with authoritative guidance on accounting for the impairment of disposal of long-lived assets, as set forth in Topic 360 of the ASC, the Company assesses the recoverability of the carrying value of its non-oil and gas long-lived assets when events occur that indicate an impairment in value may exist. An impairment loss is indicated if the sum of the expected undiscounted future net cash flows is less than the carrying amount of the assets. If this occurs, an impairment loss is recognized for the amount by which the carrying amount of the assets exceeds the estimated fair value of the asset. During the quarter ended June 30, 2011, the Company entered into an agreement with Gulfstar LLC and the Sharps which the Company determined is an event that required the Company to assess whether the carrying value of the Pipeline was impaired. As a result of the Company's analysis, the Company assessed there was no impairment to the Pipeline.

Goodwill

In accordance with generally accepted accounting principles, goodwill cannot be amortized, however, it must be tested annually for impairment. This impairment test is calculated at the reporting unit level. The goodwill impairment test has two steps. The first identifies potential impairments by comparing the fair value of a reporting unit with its book value, including goodwill. If the fair value of the reporting unit exceeds the carrying amount, goodwill is not impaired and the second step is not necessary. If the carrying value exceeds the fair value, the second step calculates the possible impairment loss by comparing the implied fair value of goodwill with the carrying amount. If the implied goodwill is less than the carrying amount, a write-down is recorded. Management tests goodwill each year for impairment, or when facts or circumstances indicate impairment has occurred. During the quarter ended June 30, 2011, the Company entered into an agreement with Gulfstar LLC and the Sharps which the Company determined is an event that required the Company to assess whether the carrying value of goodwill was impaired. As a result of the Company's analysis, the Company assessed that goodwill was impaired and therefore an impairment loss was recorded in the amount of $369,369 as an operating expense.

Intangible Assets

Intangible assets consist of right of way deposits, which are contracts allowing the Company to install pipeline on private land. The rights exist indefinitely and therefore, no amortization has been recorded. Management evaluates the assets for impairment whenever events or circumstances indicate a possible impairment. During the quarter ended June 30, 2011, the Company entered into an agreement with Gulfstar LLC and the Sharps which the Company determined is an event that required the Company to assess whether the carrying value of the right of ways were impaired. As a result of the Company's analysis, the Company assessed there was no impairment to the right of ways.

Income Taxes

Gulfstar LLC, a limited liability company, is not a tax paying entity for Federal income tax purposes. It's pro rata share of income, losses and tax credits is passed through to its members and reported by its members on their individual income tax returns. The consolidated statement of operations for the six months ended June 30, 2010 and for the period from May 19, 2006 (inception) through June 30, 2010 includes the accounts of Gulfstar LLC only, therefore, no provision for federal income taxes or for deferred taxes has been determined. The Company has determined, for the period July 1, 2010 through December 31, 2010 and for the period January 1, 2011 through June 301, 2011, any provision for income taxes or deferred taxes and this determination has been based upon the accounts of Gulfstar Energy Corporation, Talon and the pro rata loss of Gulfstar LLC passed through and reportable by Gulfstar Energy Corporation.

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

The Company assessed the likelihood of utilization of the deferred tax assets, in light of recent and expected continuing losses. As a result of this review, the deferred tax asset of $745,871 and $758,227 has been fully reserved at June 30, 2011 and December 31, 2010, respectively. As of June 30, 2011, the Company had net operating loss carryforwards for income tax and financial reporting purposes of approximately $760,000 expiring in the years 2020 through 2031.

The Company has adopted ASC guidance regarding accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the financial statements and applies to all income tax positions. Each income tax position is assessed using a two step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. At June 30, 2011, there were no uncertain tax positions that required accrual.

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

Recent Accounting Pronouncements

There were accounting standards and interpretations issued during the six months ended June 30, 2011, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.


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

As required by SEC Rule 15d-15(b), our Chief Executive Officer and Chief Financial Officer for the quarter ended June 30, 2011, carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are ineffective in timely alerting them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.



                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                NONE


ITEM 1A.  RISK FACTORS

            Not applicable.

ITEM 2.  UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company made the following unregistered sales of its securities from April 1, 2011 through June 30, 2011.


            DATE OF SALE              TITLE OF SECURITIES   NO. OF SHARES        CONSIDERATION       CLASS OF PURCHASER
            ------------              -------------------   -------------        -------------       ------------------

       April 1, 2011 through
           June 30, 2011                 Common Stock          186,665                Cash                Business Associates

            May 30, 2011                 Common Stock          223,385                Debt                   Affiliate of a
                                                                                                             member-manager of
                                                                                                             Gulfstar LLC

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





                                          GULFSTAR ENERGY, CORPORATION
                                               (Registrant)



Dated:  September __, 2011                By: /s/Robert McCann
                                                ----------------
                                                 Robert McCann, Chief
                                                 Executive Officer





Dated:  September __, 2011               By: /s/Stephen Warner
                                               -----------------
                                                Stephen Warner, Chief Financial
                                                Officer
                                               (Principal Accounting Officer)