Form 10-Q
period 2011-09-30
GulfStar Energy Corp
filed 2011-11-15
CIK 1434702

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                -----------------

                                    FORM 10Q
                                -----------------
(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2011

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

As of November 9, 2011, there were 11,499,479 shares of the registrant's common stock outstanding.




PART I - FINANCIAL INFORMATION                                                           Page

Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets (Unaudited) - September 30, 2011
                 and December 31, 2010                                                   1

         Condensed Consolidated Statements of Operations (Unaudited) -
                  Three and Nine months ended September 30, 2011 and 2010 and
                  From May 19, 2006 (Inception) to September 30, 2011                    2

         CondensedConsolidated  Statements  of  Cash  Flows  (Unaudited)  - Nine
                  months ended September 30, 2011 and 2010 and
                  From May 19, 2006 (Inception) to September 30, 2011                    3

         Notes to the Unaudited Condensed Consolidated Financial Statements              4

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                             14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk - Not Applicable    19

Item 4. Controls and Procedures                                                         19

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings - Not Applicable                                             20

Item 1A. Risk Factors - Not Applicable                                                  20

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                    20

Item 3.  Defaults Upon Senior Securities - Not Applicable                               21

Item 4.  Removed and Reserved                                                           21

Item 5.  Other Information                                                              21

Item 6.  Exhibits                                                                       21


SIGNATURES                                                                              22


                                     PART I

ITEM 1. FINANCIAL STATEMENTS



                  GULFSTAR ENERGY CORPORATION AND SUBSIDIARIES
                         (FORMERLY BEDROCK ENERGY, INC)
                      (A Company in the Development Stage)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                 September 30,     December 31,
                                                                    2011             2010
                                                                --------------   --------------
ASSETS

Cash and cash equivalents                                     $       144,068  $        65,799
Accounts receivable                                                   106,379           33,653
Prepaids and other assets                                              15,477           33,660
                                                                --------------   --------------
   Total current assets                                               265,924          133,112
                                                                --------------   --------------
Property, plant and equipment, net                                  4,391,196        4,404,314

Goodwill                                                                    -          368,369
Intangible assets                                                     170,874          170,874
                                                                --------------   --------------
  Total other assets                                                  170,874          539,243
                                                                --------------   --------------
   Total assets                                               $     4,827,994  $     5,076,669
                                                                ==============   ==============
LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                              $        80,172  $       936,418
Litigation settlement payment                                               -           15,000
Oil and gas proceeds due to others                                     40,883           33,477
Notes payable, related party                                            7,882          335,078
Notes payable                                                          30,233                -
Accrued liabilities                                                   659,183          488,380
                                                                --------------   --------------
   Total current liabilities                                          818,353        1,808,353

Note payable, non current                                             735,035                -
                                                                --------------   --------------
   Total liabilities                                                1,553,388        1,808,353
                                                                --------------   --------------
Commitments and Contingencies

STOCKHOLDERS' EQUITY

Preferred shares, no par value, 100,000,000 shares authorized;
    no shares issued and outstanding                                        -                -
Common shares, $0.001 par value, 200,000,000 shares authorized;
    18,159,138 issued and 11,499 okutstanding and 16,985,086
    shares issued and outstanding  at September 30, 2011 and
    December 31, 2010, respectively                                    18,159           16,985
Additional paid in capital                                          7,625,267        6,296,863
Treasury shares - 6,659,659 shares, at cost                          (929,744)               -
Accumulated deficit                                                (4,707,555)      (4,332,703)
                                                                --------------   --------------
     Stockholders' equity before non-controlling interest           2,006,127        1,981,145

Non-controlling interest                                            1,268,479        1,287,171
                                                                --------------   --------------
   Total stockholders' equity                                       3,274,606        3,268,316
                                                                --------------   --------------
   Total liabilities and stockholders' equity                 $     4,827,994  $     5,076,669
                                                                ==============   ==============

The accompanying notes are an integral part of the financial statements.




                  GULFSTAR ENERGY CORPORATION AND SUBSIDIARIES
                         (FORMERLY BEDROCK ENERGY, INC.)
                      (A Company in the Development Stage)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                Three Months Ended                Nine Months Ended           Period From
                                                                                                              May 19, 2006
                                                                                                              (Inception)
                                                                                                                Through
                                                                                                             September 30,
                                                                                                                  2011


                                          September 30,      September 30,   September 30,     September 30,   September 30
                                           2011                 2010           2011              2010              2011
                                          -------------    --------------   -------------   ---------------   --------------

Net revenues                            $       34,776  $         32,007  $      117,143  $         69,310  $       218,420
Cost of sales                                    6,323            16,500          22,551            27,842           59,393
                                          -------------    --------------   -------------   ---------------   --------------
Gross profit                                    28,453            15,507          94,592            41,468          159,027
                                          -------------    --------------   -------------   ---------------   --------------
Operating expenses:
  General and administrative expense           445,486           483,336       1,458,224         1,108,536        6,213,972
  Goodwill impairment                                -                 -         368,369                 -          368,369
                                          -------------    --------------   -------------   ---------------   --------------
                Total operating expenses       445,486           483,336       1,826,593         1,108,536        6,582,341
                                          -------------    --------------   -------------   ---------------   --------------
Loss from operations                          (417,033)         (467,829)     (1,732,001)       (1,067,068)      (6,423,314)
                                          -------------    --------------   -------------   ---------------   --------------
Other income (expense):
    Other income                                 5,246               778       1,239,936           234,131        1,488,544
    Other expense                               (4,566)                -          (7,207)                -         (246,464)
                                          -------------    --------------   -------------   ---------------   --------------
             Total other income (expense)          680               778       1,232,729           234,131        1,242,080
                                          -------------------------------   -------------   ---------------   --------------
Loss before income taxes                      (416,353)         (467,051)       (499,272)         (832,937)      (5,181,234)
Income taxes                                         -                 -               -                 -                -
                                          -------------    --------------   -------------   ---------------   --------------
Net loss                                      (416,353)         (467,051)       (499,272)         (832,937)      (5,181,234)
Net loss attributable to the
 non-controlling interest                      153,774           114,412         124,420           114,412          473,679
                                          -------------    --------------   -------------   ---------------   --------------
Net loss attributable to
 Common stockholders                    $     (262,579) $       (352,639) $     (374,852) $       (718,525) $    (4,707,555)
                                          =============    ==============   =============   ===============   ==============
Basic and diluted net (loss)
 per common share                       $        (0.02) $          (0.02) $        (0.02) $          (0.05)
                                          =============    ==============   =============   ===============
Weighted average number of
 common shares outstanding                  11,353,012        15,983,209      15,036,209        13,239,794
                                          =============    ==============   =============   ===============

The accompanying notes are integral part of these financial statements.





                  GULFSTAR ENERGY CORPORATION AND SUBSIDIARIES
                         (FORMERLY BEDROCK ENERGY, INC.)
                      (A Company in the Development Stage)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                              Nine Months Ended     Period From
                                                                                     May19, 2006
                                                                                    (Inception )
                                                                                      Through
                                                                                   September 30, 2011
OPERATING ACTIVITIES                                       September 30, September
                                                              2011       30, 2010
                                                           -----------  -----------  -----------
Net loss attributable to Gulfstar common stockholders     $  (374,852) $  (718,525) $(4,707,555)
Adjustments to reconcile net loss to net cash
flows used in operating activities:
   Non-controlling interest                                  (124,420)    (114,412)    (473,679)
Non-cash transfer of related party note receivable                  -       82,325       82,325
Non-cash issuance of equity for services                       24,500            -      356,065
Depreciation                                                  173,315      126,238      356,864
Gain on disposal of equipment                                  (6,101)           -       (6,101)
Non-cash gain on settlement                                  (929,744)           -     (929,744)
Non-cash gain on reduction of note payable to related party  (303,804)           -     (303,804)
Impairment loss of goodwill                                   368,369            -      368,369
Changes in:
    Accounts receivable                                        (31,843)           -      (65,496)
    Prepaids and other assets                                  18,183     (458,646)     (15,477)
    Litigation settlement payable                             (15,000)     (40,000)           -
Accounts payable and accrued liabilities                       16,115      114,916    1,131,611
                                                           -----------  -----------  -----------
Net cash used in operating activities                      (1,185,282)  (1,008,104)  (4,206,622)
                                                           -----------  -----------  -----------
INVESTING ACTIVITIES
Expenditures for property, plant and equipment (1), (3)      (113,596)    (686,003)  (4,701,459)
Acquisition of Talon Energy Corporation, cash acquired              -       76,977       76,977
Collection of note receivable                                       -         (793)           -
    Issuance of related party note receivable                       -            -      (82,325)
    Proceeds from sale of equipment                            34,500            -       34,500
Expenditures for intangible assets                                  -            -     (170,874)
                                                           -----------  -----------  -----------
Net cash used in investing activities                         (79,096)    (609,819)  (4,843,181)
                                                           -----------  -----------  -----------
FINANCING ACTIVITIES
    Issuance of shares and member contributions (1)         1,304,532    1,236,775    8,962,314
Redemption of shares                                                -      (54,347)    (141,636)
Proceeds from short term notes payable, net of repayments      30,233       30,000       30,233
Proceeds from related party notes payable, net of
 repayments (2)                                                 7,882            -      342,960
                                                           -----------  -----------  -----------
Net cash provided by financing activities                   1,342,647    1,212,428    9,193,871
                                                           -----------  -----------  -----------
NET CHANGE IN CASH                                             78,269     (405,495)     144,068

CASH, Beginning                                                65,799      645,622            -
                                                           -----------  -----------  -----------
CASH, Ending                                              $   144,068  $   240,127  $   144,068
                                                           ===========  ===========  ===========
NON CASH ACTIVITIES:
   (1) Issuance of 50,000 shares Gulfstar LLC member
           interest for PP&E                              $    99,500  $         -  $    99,500
                                                           ===========  ===========  ===========
   (2) Issuance of 223,378 shares to reduce note
           payable to related party                       $   335,078  $         -  $   335,078
                                                           ===========  ===========  ===========
   (3) Conversion of accounts payable to debt            $    735,020 $          - $    735,020
                                                           ===========  ===========  ===========

The accompanying notes are an integral part of these financial statements.



                  GULFSTAR ENERGY CORPORATION AND SUBSIDIARIES
                      (A Company in the Development Stage)
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 and 2010
                                   (Unaudited)


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

The June 24, 2010 Acquisition Agreement between the Company and Gulfstar LLC provides for the acquisition of the remaining outstanding equity interests of Gulfstar LLC through the filing of a Registration Statement with the Securities and Exchange Commission to register these remaining shares of common stock offered by the Company to the individual equity interest holders of Gulfstar LLC. As of September 30, 2011, these remaining 41.7% equity interests of Gulfstar LLC have not been acquired by the Company.

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

As part of its focus on exploration and production, the Company acquired on August 5, 2011 at a cost of $80,000 a 100% working interest and an 81.25% net revenue interest in approximately 320 acres in Weld County, Colorado, which is located about 40 miles north of Denver, Colorado and lies in what is called the Denver Julesberg Basin (DJ Basin). The DJ Basin is the predominant geological structure in Northern Colorado. The shallow "J" and "D" sand formations of the DJ Basin constitute a common source of oil and gas. The acreage in Weld County has forty (40) acre drilling and spacing units for the production of oil and gas from the "D" and "J" sand formations.

The acreage contained within this lease has an 18-month term ("Primary Term"), and may be extended if the Company drills two wells during the Primary Term, or if other conditions are met. The term of the lease can continue as long as the Company produces oil and gas in paying quantities during the term of the lease. As of September 30, 2011, the Company has yet to drill any wells on this acreage.

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

Non-Controlling Interest

The non-controlling interest is related to Gulfstar LLC, which is consolidated, but not wholly owned by the Company. At September 30, 2011, the Company owned 58.3% of the equity interest of Gulfstar LLC and therefore, the non-controlling interest of 41.7% was $1,268,479. At December 31, 2010, the Company owned 58.4% of the equity interest of Gulfstar LLC and therefore, the non-controlling interest of 41.6% was $1,287,171.


Income Taxes

Gulfstar LLC, a limited liability company, is not a tax paying entity for Federal income tax purposes. Its pro rata share of income, losses and tax credits is passed through to its members and reported by its members on their individual income tax returns. The consolidated statement of operations for the six months ended June 30, 2010 and for the period from May 19, 2006 (inception) through June 30, 2010 includes the accounts of Gulfstar LLC only, therefore, no provision for federal income taxes or for deferred taxes has been determined. The Company has determined, for the period July 1, 2010 through December 31, 2010 and for the period January 1, 2011 through September 30, 2011, any provision for income taxes or deferred taxes and this determination has been based upon the accounts of Gulfstar Energy Corporation, Talon and the pro rata loss of Gulfstar LLC passed through and reportable by Gulfstar Energy Corporation.

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

The Company assessed the likelihood of utilization of the deferred tax assets, in light of recent and expected continuing losses. As a result of this review, the deferred tax asset of $835,147 and $758,227 has been fully reserved at September 30, 2011 and December 31, 2010, respectively. As of September 30, 2011, the Company had net operating loss carryforwards for income tax and financial reporting purposes of approximately $1,023,000 expiring in the years 2020 through 2031.

The Company has adopted ASC guidance regarding accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the financial statements and applies to all income tax positions. Each income tax position is assessed using a two step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. At September 30, 2011, there were no uncertain tax positions.

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

ASC 805 requires that any excess of purchase price over fair value of assets acquired, including identifiable intangibles and liabilities assumed be recognized as goodwill. In accordance with ASC 805, any excess of fair value of acquired net assets, including identifiable intangible assets, over the acquisition consideration results in a bargain purchase gain. Prior to recording a gain, the acquiring entity must reassess whether all acquired assets and assumed liabilities have been identified and recognized and perform re-measurements to verify that the consideration paid, assets acquired and liabilities assumed have been properly valued.

Loss Per Share

Loss per share is computed by dividing net loss by the weighted average number of common shares outstanding and requires presentation of both basic and diluted loss per common share. Common share equivalents, if used, would consist of any options, warrants and contingent shares. Common share equivalents would not be included in the weighted average calculation for the periods that reported a net loss since their effect would be anti-dilutive. As described in Note 10, the Company had outstanding as of September 30, 2011, options to acquire 925,000 shares of common stock; but no warrants or contingent shares. As of December 31, 2010, the Company had no outstanding options, warrants or contingent shares.

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

Accounts Receivable

Accounts  receivable  are stated at their cost less any  allowance  for doubtful accounts. The allowance for doubtful accounts is based on management's assessment of the collectability of specific customer accounts and the aging of the accounts receivable. If there is deterioration in a major customer's creditworthiness or if actual defaults are higher than the historical experience, the management's estimates of the recoverability of amounts due to the Company could be adversely affected. Based on the management's assessment, no reserve is deemed necessary at September 30, 2011 and December 31, 2010.

Revenue Recognition

The Company recognizes revenue from its Pipeline segment upon shipment of the gas to its customers. Royalty revenue is recognized from the Company's oil and gas property management and exploration and production segment in the period of production.

Property and Equipment

The Company follows the full cost method of accounting for oil and natural gas operations. Under this method, all productive and nonproductive costs incurred in connection with the acquisition, exploration, and development of oil and natural gas reserves are capitalized. No gains or losses are recognized upon the sale or other disposition of oil and natural gas properties except in transactions that would significantly alter the relationship between capitalized costs and proved reserves. The costs of unevaluated oil and natural gas properties are excluded from the amortizable base until the time that either proven reserves are found or it has been determined that such properties are impaired. As properties become evaluated, the related costs transfer to proved oil and natural gas properties using full cost accounting. None of the capitalized costs in the amount of $400,980 were included in the amortization base as of September 30, 2011, nor did the Company expense any capitalized costs during the nine months ended September 30, 2011 and 2010. The Company does not have significant oil and gas producing activities as of September 30, 2011 and December 31, 2010, and its oil and gas properties are still in the drilling phase and have not been evaluated.

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

In accordance with authoritative guidance on accounting for the impairment of disposal of long-lived assets, as set forth in Topic 360 of the ASC, the Company assesses the recoverability of the carrying value of its non-oil and gas long-lived assets when events occur that indicate an impairment in value may exist. An impairment loss is indicated if the sum of the expected undiscounted future net cash flows is less than the carrying amount of the assets. If this occurs, an impairment loss is recognized for the amount by which the carrying amount of the assets exceed the estimated fair value of the assets. During the quarter ended June 30, 2011, the Company entered into an agreement with Gulfstar LLC and the Sharps, which the Company determined is an event that required the Company to assess whether the carrying value of the Pipeline was impaired. As a result of the Company's analysis, the Company assessed there was no impairment to the Pipeline. No events occurred during the quarter ended September 30, 2011 that would be indicative of possible impairment.

Goodwill

In accordance with generally accepted accounting principles, goodwill cannot be amortized, however, it must be tested annually for impairment. This impairment test is calculated at the reporting unit level. The goodwill impairment test has two steps. The first identifies potential impairments by comparing the fair value of a reporting unit with its book value, including goodwill. If the fair value of the reporting unit exceeds the carrying amount, goodwill is not impaired and the second step is not necessary. If the carrying value exceeds the fair value, the second step calculates the possible impairment loss by comparing the implied fair value of goodwill with the carrying amount. If the implied goodwill is less than the carrying amount, a write-down is recorded. Management tests goodwill each year for impairment, or when facts or circumstances indicate impairment has occurred. During the quarter ended June 30, 2011, the Company entered into an agreement with Gulfstar LLC and the Sharps, which the Company determined is an event that required the Company to assess whether the carrying value of goodwill was impaired. As a result of the Company's analysis, the Company assessed that goodwill was impaired and an impairment loss was recorded in the amount of $368,369 as during the second quarter of 2011.

Intangible Assets

Intangible assets consist of right of way deposits, which are contracts allowing the Company to install pipeline on private land. The rights exist indefinitely and therefore, no amortization has been recorded. Management evaluates the assets for impairment whenever events or circumstances indicate a possible impairment. During the quarter ended June 30, 2011, the Company entered into an agreement with Gulfstar LLC and the Sharps, which the Company determined is an event that required the Company to assess whether the carrying value of the right of ways were impaired. As a result of the Company's analysis, the Company assessed there was no impairment to the right of ways.

Significant Customer

The Company's pipeline construction was finished during the second quarter of 2010 and is currently delivering natural gas to one manufacturing customer located in Kentucky. Revenue earned from the oil and gas property management segment and exploration and production segment are determined based upon division orders with two purchasers.

Depreciation

For financial reporting purposes, depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of assets at acquisition. For income tax reporting purposes, depreciation of property and equipment is computed using the straight-line and accelerated methods over the estimated useful lives of assets at acquisition.

Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standard Board issued ASC Topic 350 update 2010-28, "Intangibles - Goodwill and Other". The update modifies the two step process of the goodwill impairment test for reporting units with zero or negative carrying amounts. The update is effective for interim and annual periods beginning after December 15, 2010. We adopted the provisions of the standard on January 1, 2011, which did not have a material impact on our financial statements.

There were other accounting standards and interpretations issued during the nine months ended September 30, 2011, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

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


NOTE 3 - GOING CONCERN AND MANAGEMENT'S PLAN

As shown in the accompanying consolidated financial statements, the Company has recognized a net loss of $374,852 for the nine months ended September 30, 2011 and reported an accumulated deficit of $4,707,555. At September 30, 2011, the Company had total current assets of $225,041 and total current liabilities of $777,470 for a working capital deficiency of $552,429.

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

Oil and Gas Proceeds Due to Others

As described in Note 6, the Company owed oil and gas proceeds to working interest owners totaling $40,883 and $33,477 as of September 30, 2011 and December 31, 2010, respectively.

Accrued Expenses

During the quarter ended September 30, 2011, the Company reimbursed an officer and director of the Company $25,000 and $21,601 for accrued expenses incurred in the current and prior periods, respectively.

Notes Payable

The Company borrowed $40,000 from an affiliate of a member-manager of Gulfstar LLC and a greater than 5% shareholder of the Company and in exchange issued an unsecured promissory note dated January 4, 2011 that is due in full on or before December 31, 2011. Interest is accrued at the rate of one percent (1.0%) per annum. As of September 30, 2011, the Company owes $7,882 on the promissory note.

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

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:


                                                             September 30,           December 31,
                                                             --------------          ------------
                                                                 2011                   2010
                                                                 ----                   ----
Pipeline                                                  $   4,194,885             $4,119,885
Oil and Gas Properties (in process)                             400,980                287,024
Office Equipment                                                 26,654                27,014
Vehicles                                                         41,536                103,940
Land                                                             50,000                 50,000
                                                              ---------              ---------
    Total Property & Equipment                                4,714,055              4,587,863
    Less Accumulated Depreciation                              (322,859)              (183,549)
                                                              ---------              ---------
     Net Property & Equipment                              $  4,391,196             $4,404,314
                                                              =========              ==========

Depreciation expense was $57,555 and $173,315, respectively, for the three months and nine months ended September 30, 2011 and $72,233 and $126,238, respectively, for the three and nine months ended September 30, 2010.

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

As part of the property management services provided, the Company collects the royalties generated from the wells on behalf of the working interest owners and pays the various costs and expenses incurred on behalf of the wells. The Company records no costs or expenses relative to these wells on its consolidated statements of operations. The excess of the royalties collected by the Company on behalf of the working interest owners were recorded as oil and gas proceeds due to others on the consolidated balance sheets of the Company. At September 30, 2011 and December 31, 2010, the Company owed oil and gas proceeds to working interest owners in the amount of $40,883 and $33,477, respectively.

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

NOTE 8 - NOTE PAYABLE

The Company borrowed funds in the amount of $48,000 from a financial institution for working capital purposes during the second quarter of 2011 and the loan is evidenced by a promissory note dated April 7, 2011 that is collateralized by vehicles. The promissory note is due on demand and matures on April 7, 2012 at an interest rate of 6.99% per annum with monthly interest only payments. As of September 30, 2011, the Company owes $30,233. Interest expense was $891 and $3,532, respectively, during the three and nine months ended September 30, 2011.

In September 2011, Gulfstar and Gulfstar LLC settled all claims arising from a trade payable amount of $735,035 owed to a creditor in exchange for Gulfstar LLC issuing a six percent (6%) unsecured promissory note due March 1, 2014 with interest only semi-annual payments and Gulfstar issuing 175,000 shares of its common stock valued at $24,500. As part of this settlement, costs of $32,500, consisting of an additional $8,000 of trade payables owed to the creditor at the date of the settlement plus the value of the shares in the amount of $24,500, were included in general and administrative expense and interest cost of $3,675 was included in other expense for the quarter ended September 30, 2011.

NOTE 9 - INFORMATION ON BUSINESS SEGMENTS

The Company operates in three business segments: Pipeline, Oil and Gas Property Management, and Exploration and Production.

Pipeline

Gulfstar LLC has built and currently operates a 16-mile nature gas pipeline located in Western Kentucky for the transportation of natural gas. The pipeline operations transport gas to a burner tip processing plant located near Bowling Green, Kentucky where it is sold pursuant to a gas purchase agreement. Pipeline revenue is recognized upon delivery of the gas to its customer. The pipeline has a throughput capacity of 18 Million Cubic Feet per day (MMcf/d). The pipeline is currently not operating at full capacity as it transported an average of 71 and 78 Mcf/d, respectively, of natural gas during the three and nine months ended September 30, 2011 and an average of 109 and 71 Mcf/d, respectively, of natural gas during the three and nine months ended September 30, 2010.

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

Exploration and Production ("E&P")

During the fourth quarter of 2010, Gulfstar LLC began drilling a horizontal well located in Warren County, Kentucky with total capitalized costs of $320,980 as of September 30, 2011. Gulfstar LLC owns a working interest of 64.0% and a net revenue interest of 48.0% in this well and anticipates completion of this well by the end of 2011. After completion, the well will be connected to Gulfstar LLC's pipeline for delivery of gas. Also, Gulfstar LLC own a similar working and net revenue interest in an offset well that produces oil. During the three and nine months ended September 30, 2011, this well produced net revenue of $8,102 and $35,402, respectively.

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





                                               Three Months Ended                      Nine Months Ended
                                                  September 30,                           September 30,
                                                2011             2010                  2011             2010
                                                ----             ----                  ----             ----
Net Revenue
  Pipeline                                    $ 15,667          $ 24,873             $ 51,328          $ 53,118
  O&G Property Management                       11,007             7,134               30,773            16,192
  E&P                                            8,102                 -               35,042                 -
                                          -----------------------------------    -----------------------------------
  Total Net Revenues                            34,776            32,007              117,143            69,310
Operating Income (Loss)
  Pipeline                                     (70,069)            8,373             (212,070)           25,276
  O&G Property Management                       11,007             7,134               30,773            16,192
  E&P                                            8,102                 -             (333,327)                -
  Corporate                                   (366,073)         (483,336)          (1,217,377)       (1,108,536)
                                          -----------------------------------    -----------------------------------
Total Operating Loss                          (417,033)         (467,829)          (1,732,001)       (1,067,068)
Other Income                                       680               778            1,232,729           234,131
                                          -----------------------------------    -----------------------------------
Loss Before Income Taxes                    $ (416,353)       $ (467,051)          $ (499,272)       $ (832,937)
                                          ===================================    ===================================




                                                     September 30, 2011                 December 31, 2010
                                                     ------------------                 -----------------
                  Total Assets
                    Pipeline                           $4,185,946                         $4,213,512
                    O&G Property Management                10,608                              3,758
                    E&P                                   452,479                            706,893
                    Corporate                             178,961                            152,506
                                                      -----------                       ------------

                  Total Assets                         $4,827,994                         $5,076,669
                                                      ===========                         ==========

NOTE 10 - STOCKHOLDERS' EQUITY

Preferred Shares

The Company is authorized to issue 100,000,000 shares of no par value preferred stock. As of September 30, 2011 and December 31, 2010, the Company has no shares issued and outstanding.

Common Shares

The Company is authorized to issue 200,000,000 shares of $.001 voting common stock. At September 30, 2011 and December 31, 2010, there were a total of 18,159,138 and 16,985,086 shares of common stock issued and 11,499,479 and 16,985,086 shares of common stock outstanding, respectively. On May 5, 2010, the Board of Directors of the Company authorized a one share for eight share reverse stock split, effective on May 5, 2010. All share and per share references have been adjusted for the reverse split.

Treasury Shares

On May 30, 2011 the Company acquired 6,659,659 shares of common stock from the Sharps in exchange for the payment of claims valued at $929,744 and these shares are still in treasury as of September 30, 2011.

Stock Option Plan

In the first quarter of 2011, the Company adopted the 2011 Stock Option Plan. The maximum number of shares of common stock reserved for issuance under the Plan is 3,000,000 shares. The number of shares, however, may be adjusted to reflect certain corporate transactions or changes in our capital structure. All employees of the Company and its subsidiaries, including employees who are officers or members of our Board of Directors and non-employee members of our Board of Directors are eligible to participate in the Plan. In addition, key advisors who perform services for the Company and its subsidiaries are eligible to participate in the Plan. The Plan is administered by our Board of Directors and they have the authority to, among other things, select plan participants, determine the type and amount of awards, determine awards terms, and interpret the Plan and any Plan awards. During any calendar year, participants are limited in the number of grants they may receive under the Plan. In any year, an individual may not receive options for more than 300,000 shares. The Plan requires that the exercise price for stock options be equal to or greater than the fair market value of our common stock on the date of the grant. If the option is granted to an employee who, at the time of grant, owns stock possessing more than ten percent of the total combined voting power of all classes of stock of the Company or subsidiary of the Company, the exercise price shall not be less than one-hundred and ten percent of the fair market value of our common stock on the date of the grant. During the quarter ended September 30, 2011, the Company granted options as follows and these options were valued using the Black Scholes method:



 Participants                      Expiration of Option       Exercise Price   Shares            Value of Option
 ------------                      --------------------       --------------   ------            --------------
 Employee members of Board         6/30/2016                  $1.50            450,000           $0
 Non employee members of Board     6/30/2016-7/31/2016        $1.50            450,000           $0
 Key Advisor                       6/30/2016                  $1.50            25,000            $0

As of September 30, 2011, no shares have been issued in relation to the 2011 Stock Option Plan.

NOTE 11 - AGREEMENTS

On October 20, 2010, the Company engaged Maxim Group LLC to provide gross proceeds of up to $100 Million from a proposed private placement of Company equity and/or convertible debt. The precise terms of the private placement will be negotiated between Maxim Group LLC, potential investors and the Company. As of September 30, 2011 there is no financing in place.

On January 19, 2011, the Company signed a letter agreement with Wright Capital Corporation to pursue a proposed financing of up to $90 Million to be used to assist the Company in the proposed purchase of assets connected to oil and gas leases and for the further development of the Company's existing pipeline structure in Kentucky. The Company was unsuccessful in purchasing these oil and gas leases. However the Company will continue its relationship with Wright Capital in an effort to bring additional financing to the Company and as of September 30, 2011 there is no financing in place.

NOTE 12 - GULFSTAR LLC CASH DISTRIBUTIONS

The Gulfstar LLC operating agreement provides a priority preference as to any future cash distributions paid by Gulfstar LLC to the owners of its equity interests. As such, fifty percent (50%) of all cash distributions shall be paid first to the non-controlling equity interests until such time they have received in full their capital contributions. After which time, cash distributions shall be paid in proportion to the percentage of all equity interests. As of September 30, 2011 and December 31, 2010, Gulfstar LLC has not repaid any of the non-controlling equity interests' capital contributions.

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

OPERATIONS
----------

Since the second half of 2010, Gulfstar LLC has transported limited quantities of gas via its pipeline system due to its inability to bring additional flow of natural gas from existing wells. The Company has worked with its drilling partners to increase the production of natural gas through reworking the wells but has found limited success. Also, Gulfstar LLC operates as a manager and operator of these wells that are connected to the Pipeline. Gulfstar LLC holds overriding royalty interests of approximately 12.5% in these wells and financed these wells through offering a 100% working interest in the wells in exchange for contribution of funds to drill the wells. Therefore, Gulfstar LLC does not hold any working interest in the wells. As a result of its limited success in owning and operating the Pipeline, the Company has decided to additionally focus its operations on exploration & production.

As part of its focus on exploration and production, the Company acquired on August 5, 2011 at a cost of $80,000 in cash a 100% working interest and an 81.25% net revenue interest in approximately 320 acres in Weld County, Colorado, which is located about 40 miles north of Denver, Colorado and lies in what is called the Denver Julesberg Basin (DJ Basin). The DJ Basin is the predominant geological structure in Northern Colorado. The shallow "J" and "D" sand formations of the DJ Basin constitute a common source of oil and gas. The acreage in Weld County has forty (40) acre drilling and spacing units for the production of oil and gas from the "D" and "J" sand formations.

The acreage contained within this lease has an 18-month term ("Primary Term"), and may be extended if the Company drills two wells during the Primary Term, or if other conditions are met. The term of the lease can continue as long as the Company produces oil and gas in paying quantities during the term of the lease. As of September 30, 2011, the Company has yet to drill any wells on this acreage.

Further, the Company is currently in discussions to acquire additional acreage of oil and gas leases located in other parts of the United States that will greatly benefit its revenues and intends to leverage its assets to develop energy prospects for its own account or co-venture with other companies, which can benefit from an association with the Company's management.

On January 19, 2011, the Company signed a letter agreement with Wright Capital Corporation to pursue a proposed financing of up to $90 Million to be used to assist the Company in the proposed purchase of assets connected to oil and gas leases and for the further development of the Company's existing pipeline structure in Kentucky. The Company was unsuccessful in purchasing these oil and gas leases. However, the Company will continue its relationship with Wright Capital in an effort to bring additional financing to the Company. The Company cannot make any assurances that it will obtain any funds from such proposed financing.

The Company will need substantial additional capital to support its proposed future operations and as such is aggressively seeking this capital, as evidenced by its current arrangement with Wright Capital Corporation and the arrangement entered into in October 2010 with Maxim Group LLC. Nonetheless, there are currently minimal revenues and limited committed sources for additional funds as of the date hereof. No representation is made that any funds will be available when needed. In the event funds cannot be raised when needed, the Company may not be able to carry out its business plan, may never achieve projected levels of sales or royalty income, and could fail in business as a result of these uncertainties.

RESULTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2011 Compared to the Three and Nine Months Ended September 30, 2010

During the three and nine months ended September 30, 2011, we recognized net revenues of $34,776 and $117,143 as more specifically described in the notes to the financial statements with corresponding direct costs of $6,323 and $22,551 for a gross profit of $28,453 and $94,592, respectively. During the three and nine months ended September 30, 2010, we recognized net revenues of $32,007 and $69,310 with corresponding direct costs of $16,500 and $27,842 for a gross profit of $15,507 and $41,468, respectively. The increase in net revenues of $47,833 for the nine months ended September 30, 2011 as compared to September 30, 2010 was due to the pipeline not being in service until the second quarter of 2010.

During the three months ended September 30, 2011, we incurred total operating expenses of $445,486 as compared to $483,336 for the three months ended September 30, 2010. This decrease of $37,850 was due to a decrease in general and administrative expenses. During the nine months ended September 30, 2011, we incurred total operating expenses of $1,826,593 as compared to $1,108,536 for the nine months ended September 30, 2010. The increase of $718,057 was the result of a write off of goodwill in the amount of $368,369 and an increase of $349,688 in general and administrative expenses due to increased operational activities of the Company, the pipeline being in existence for the entire nine months of 2011 as compared to only the second and third quarters of 2010 and the Company's expenses related to its compliance with the financial reporting requirements of the SEC. Management of the Company does expect operational expenses to be stable as the Company focuses on its operational activities.

During the three months ended September 30, 2011, we incurred a net loss of $262,579 compared to net loss of $352,639 during the three months ended September 30, 2010. The decrease in net loss of $90,060 was due primarily to a decrease in operating expenses. During the nine months ended September 30, 2011, we incurred a net loss of $374,852 compared to a net loss of $718,525 during the nine months ended September 30, 2010. The decrease in net loss of $343,673 was due primarily to an increase of $47,833 in revenues offset by the $349,688 increase in operating expenses and the write off of goodwill in the amount of $368,369, the $998,598 increase in other income primarily due to the one-time gain from the settlement and extinguishment of debt and the $10,008 decrease of net loss attributable to the non-controlling interest.

LIQUIDITY
---------

At September 30, 2011, we had total current assets of $265,924 consisting of $144,068 in cash and cash equivalents, $106,379 in accounts receivable and $15,477 in prepaids. At September 30, 2011, we had total current liabilities of $818,353, consisting of $80,172 in accounts payable, $40,883 in oil and gas proceeds due to others, $7,882 in related party notes payable, $30,233 in notes payable and $659,183 in accrued liabilities. At September 30, 2011, we had a working capital deficit of $552,429 and an accumulated deficit of $4,707,555.

During the nine months ended September 30, 2011, we used net cash of $1,185,282 in operational activities. During the nine months ended September 30, 2010, we used net cash of $1,008,104 from operational activities.

During the nine months ended September 30, 2011, we recognized a net loss of $374,852 which was adjusted for a non-cash activity consisting of depreciation of $173,315, issuance of equity for $24,500 in services, net loss attributable to the non-controlling interest of $124,220, gain on settlement of $929,744, gain on reduction of note payable related party of $303,804, impairment loss on goodwill of $368,369 and a gain on disposal on equipment of $6,101. During the nine months ended September 30, 2010, we recognized a net loss of $718,525, which was adjusted for a non-cash activity of $82,325 from related party note receivable, depreciation of $126,238 and a net loss attributable to the non-controlling interest of $114,412.

During the nine months ended September 30, 2011, the Company used funds of $79,096 in its investing activities. Investing activities included expenditures of $113,596 in property, plant and equipment net of $34,500 from the sale of equipment.

During the nine months ended September 30, 2010, the Company used $609,819 in its investing activities. Investing activities included expenditures of $686,003 in property, plant and equipment, $793 from the collection of a note receivable and $76,977 from cash acquired through the acquisition of Talon Energy Corporation.

During the nine months ended September 30, 2011, the Company received $1,342,647 net proceeds from its financing activities. Financing activities included equity contributions of $1,304,532, net proceeds from short term loan of $30,233 and net proceeds from related party loan payable of $7,882.

During the nine months ended September 30, 2010, the Company received $1,212,428 from its financing activities. Financing activities included equity contributions of $1,236,775, equity redemptions paid of $54,347 and net proceeds from short term loan of $30,000.

The Company borrowed $40,000 from an affiliate of a member-manager of Gulfstar LLC and a greater than 5% shareholder of the Company and in exchange issued an unsecured promissory note dated January 4, 2011 that is due in full on or before December 31, 2011. Interest is accrued at the rate of one percent (1.0%) per annum. As of September 30, 2011, the Company owes $7,882 on the promissory note.

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

In September 2011, Gulfstar and Gulfstar LLC settled all claims arising from a trade payable amount of $735,035 owed to a creditor in exchange for Gulfstar LLC issuing a six percent (6%) unsecured promissory note due March 1, 2014 with interest only semi-annual payments and Gulfstar issuing 175,000 shares of its common stock valued at $24,500.

The Gulfstar LLC operating agreement provides a priority preference as to any future cash distributions paid by Gulfstar LLC to the owners of its equity interests. As such, fifty percent (50%) of all cash distributions shall be paid first to the non-controlling equity interests until such time they have received in full their capital contributions. After which time, cash distributions shall be paid in proportion to the percentage of all equity interests. As of September 30, 2011 and December 31, 2010, Gulfstar LLC has not repaid any of the non-controlling equity interests' capital contributions.

Capital Resources

We have only common stock as our capital resource.

We have no material commitments for capital expenditures within the next year, however if operations are commenced, substantial capital will be needed to pay for participation, investigation, exploration, acquisition and working capital.

Need for Additional Financing

We do not have capital sufficient to meet our cash needs. We will have to seek loans or equity placements to cover such cash needs and therefore the Company currently is still seeking financing with Maxim Group LLC to provide gross proceeds of up to $100 Million from a proposed private placement of Company equity and/or convertible debt. The precise terms of the private placement will be negotiated between Maxim Group LLC, potential investors and the Company. We cannot give any assurances that we will receive funds from a private placement with the Maxim Group, LLC.

Further, the Company is seeking through Wright Capital Corporation to pursue proposed financing of up to $90 Million to be used to assist the Company in the proposed purchase of assets connected to oil and gas leases and for the further development of the Company's existing pipeline structure in Kentucky. The definitive terms of the proposed transaction are subject to an agreement between Wright Capital Corporation and the Company. We cannot make any assurances that we will be able to enter into a definitive agreement with Wright Capital Corporation.

No commitments to provide additional funds have been made by our management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to us to allow it to cover our expenses as they may be incurred.

Going Concern

As shown in the accompanying consolidated financial statements, the Company has recognized a net loss of $374,852 for the nine months ended September 30, 2011 and reported an accumulated deficit of $4,707,555. At September 30, 2011, the Company had total current assets of $225,041 and total current liabilities of $777,470 for a working capital deficit of $552,429.

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

Accounts Receivable

Accounts  receivable  are stated at their cost less any  allowance  for doubtful accounts. The allowance for doubtful accounts is based on management's assessment of the collectability of specific customer accounts and the aging of the accounts receivable. If there is deterioration in a major customer's creditworthiness or if actual defaults are higher than the historical experience, the management's estimates of the recoverability of amounts due to the Company could be adversely affected. Based on the management's assessment, no reserve is deemed necessary at September 30, 2011 and December 31, 2010.

Property and Equipment

The Company follows the full cost method of accounting for oil and natural gas operations. Under this method, all productive and nonproductive costs incurred in connection with the acquisition, exploration, and development of oil and natural gas reserves are capitalized. No gains or losses are recognized upon the sale or other disposition of oil and natural gas properties except in transactions that would significantly alter the relationship between capitalized costs and proved reserves. The costs of unevaluated oil and natural gas properties are excluded from the amortizable base until the time that either proven reserves are found or it has been determined that such properties are impaired. As properties become evaluated, the related costs transfer to proved oil and natural gas properties using full cost accounting. None of the capitalized costs in the amount of $400,980 were included in the amortization base as of September 30, 2011, nor did the Company expense any capitalized costs during the nine months ended September 30, 2011 and 2010. The Company does not have significant oil and gas producing activities as of September 30, 2011 and December 31, 2010, and its oil and gas properties are still in the drilling phase and have not been evaluated.

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

In accordance with authoritative guidance on accounting for the impairment of disposal of long-lived assets, as set forth in Topic 360 of the ASC, the Company assesses the recoverability of the carrying value of its non-oil and gas long-lived assets when events occur that indicate an impairment in value may exist. An impairment loss is indicated if the sum of the expected undiscounted future net cash flows is less than the carrying amount of the assets. If this occurs, an impairment loss is recognized for the amount by which the carrying amount of the assets exceed the estimated fair value of the assets. During the quarter ended June 30, 2011, the Company entered into an agreement with Gulfstar LLC and the Sharps which the Company determined is an event that required the Company to assess whether the carrying value of the Pipeline was impaired. As a result of the Company's analysis, the Company assessed there was no impairment to the Pipeline.


Goodwill

In accordance with generally accepted accounting principles, goodwill cannot be amortized, however, it must be tested annually for impairment. This impairment test is calculated at the reporting unit level. The goodwill impairment test has two steps. The first identifies potential impairments by comparing the fair value of a reporting unit with its book value, including goodwill. If the fair value of the reporting unit exceeds the carrying amount, goodwill is not impaired and the second step is not necessary. If the carrying value exceeds the fair value, the second step calculates the possible impairment loss by comparing the implied fair value of goodwill with the carrying amount. If the implied goodwill is less than the carrying amount, a write-down is recorded. Management tests goodwill each year for impairment, or when facts or circumstances indicate impairment has occurred. During the quarter ended June 30, 2011, the Company entered into an agreement with Gulfstar LLC and the Sharps, which the Company determined is an event that required the Company to assess whether the carrying value of goodwill was impaired. As a result of the Company's analysis, the Company assessed that goodwill was impaired and an impairment loss was recorded in the amount of $369,369 during the second quarter of 2011.

Intangible Assets

Intangible assets consist of right of way deposits, which are contracts allowing the Company to install pipeline on private land. The rights exist indefinitely and therefore, no amortization has been recorded. Management evaluates the assets for impairment whenever events or circumstances indicate a possible impairment. During the quarter ended June 30, 2011, the Company entered into an agreement with Gulfstar LLC and the Sharps, which the Company determined is an event that required the Company to assess whether the carrying value of the right of ways were impaired. As a result of the Company's analysis, the Company assessed there was no impairment to the right of ways.

Income Taxes

Gulfstar LLC, a limited liability company, is not a tax paying entity for Federal income tax purposes. It's pro rata share of income, losses and tax credits is passed through to its members and reported by its members on their individual income tax returns. The consolidated statement of operations for the six months ended June 30, 2010 and for the period from May 19, 2006 (inception) through June 30, 2010 includes the accounts of Gulfstar LLC only, therefore, no provision for federal income taxes or for deferred taxes has been determined. The Company has determined, for the period July 1, 2010 through December 31, 2010 and for the period January 1, 2011 through September 30, 2011, any provision for income taxes or deferred taxes and this determination has been based upon the accounts of Gulfstar Energy Corporation, Talon and the pro rata loss of Gulfstar LLC passed through and reportable by Gulfstar Energy Corporation.

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

The Company assessed the likelihood of utilization of the deferred tax assets, in light of recent and expected continuing losses. As a result of this review, the deferred tax asset of $835,147 and $758,227 has been fully reserved at September 30, 2011 and December 31, 2010, respectively. As of September 30, 2011, the Company had net operating loss carryforwards for income tax and financial reporting purposes of approximately $1,023,000 expiring in the years 2020 through 2031.

The Company has adopted ASC guidance regarding accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the financial statements and applies to all income tax positions. Each income tax position is assessed using a two step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. At September 30, 2011, there were no uncertain tax positions.

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

ASC 805 requires that any excess of purchase price over fair value of assets acquired, including identifiable intangibles and liabilities assumed be recognized as goodwill. In accordance with ASC 805, any excess of fair value of acquired net assets, including identifiable intangible assets, over the acquisition consideration results in a bargain purchase gain. Prior to recording a gain, the acquiring entity must reassess whether all acquired assets and assumed liabilities have been identified and recognized and perform re-measurements to verify that the consideration paid, assets acquired and liabilities assumed have been properly valued.

Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standard Board issued ASC Topic 350 update 2010-28, "Intangibles - Goodwill and Other". The update modifies the two step process of the goodwill impairment test for reporting units with zero or negative carrying amounts. The update is effective for interim and annual periods beginning after December 15, 2010. We adopted the provisions of the standard on January 1, 2011, which did not have a material impact on our financial statements.

There were other accounting standards and interpretations issued during the nine months ended September 30, 2011, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

ITEM 3.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

            Not Applicable.

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

As required by SEC Rule 15d-15(b), our Chief Executive Officer and Chief Financial Officer for the quarter ended September 30, 2011, carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are ineffective in timely alerting them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

            Not applicable.

ITEM 1A.  RISK FACTORS

            Not applicable.

ITEM 2.  UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company made the following unregistered sales of its securities from July 1, 2011 through September 30, 2011.

            DATE OF SALE            TITLE OF SECURITIES   NO. OF SHARES           CONSIDERATION       CLASS OF PURCHASER
            ------------            -------------------   -------------           -------------       ------------------
          September, 2011                Common Stock          175,000              Services          Business Associate

Exemption From Registration Claimed

All of the above sales by the Company of its unregistered securities were made by the Company in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act"). All of the individuals and/or entities that purchased the unregistered securities were known to the Company and its management, through pre-existing business relationships. All purchasers were provided access to all material information, which they requested, and all information necessary to verify such information and were afforded access to management of the Company in connection with their purchases. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the Company. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                Not applicable.

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

     Exhibit 31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

     Exhibit 31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

     Exhibit 32.1  Certification  of  Principal  Executive  Officer  pursuant to
     Section 906 of the Sarbanes-Oxley Act

     Exhibit 32.1  Certification  of  Principal  Financial  Officer  pursuant to
     Section 906 of the Sarbanes-Oxley Act

     Exhibit 101.INS  XBRL Instance Document

     Exhibit 101.SCH  XBRL Taxonomy Extension Schema Document (1)

     Exhibit 101.CAL  XBRL Taxonomy Extension Calculation Linkbase Document (1)

     Exhibit 101.DEF  XBRL Taxonomy Extension Definition Linkbase Document (1)

     Exhibit 101.LAB  XBRL Taxonomy Extension Label Linkbase Document (1)

     Exhibit 101.PRE  XBRL Taxonomy Extension Presentation Linkbase Document (1)

     ------------
(1) Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

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





                                               GULFSTAR ENERGY, CORPORATION
                                                     (Registrant)



Dated:  November 14, 2011                      By: /s/Robert McCann
                                                    ----------------
                                                      Robert McCann,
                                                      Chief Executive Officer





Dated:  November 14, 2011                      By: /s/Stephen Warner
                                                   -----------------
                                                      Stephen Warner,
                                                      Chief Financial Officer
                                                  (Principal Accounting Officer)